Form 10-Q
period 2014-12-31
Kinder Holding Corp.
filed 2015-02-13
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 0-55320

KINDER HOLDING CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

6230 Wilshire Blvd., Suite 46, Los Angeles, CA	90048
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (323) 552-9867

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On February 11, 2015, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
(As Successor Company)
Balance Sheets as of December 31, 2014 (Unaudited) and June 30, 2014

	December 31, 2014
	(Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$-	$55
Accounts payable - related party	35,000	-
Accrued interest	807	-
Advances from related party	5,009	429
Total current liabilities	40,816	484

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at December 31, 2014 and June 30, 2014.	2,271	2,271
Additional paid in capital	54	45
Accumulated deficit	(43,141)	(2,800)
Total stockholders' deficit	(40,816)	(484)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
(As Successor Company)
Statements of Operations
For the Three and Six Months ended December 31, 2014 and 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	39,525	-	39,525	-
Total costs and expenses	39,525	-	39,525	-

Other income and expenses:
Interest expense	807	10	816	20
Total other expenses	807	10	816	20

Net loss	(40,332)	$(10)	$(40,341)	$(20)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	17,710,192	22,710,192	17,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
(As Successor Company)
Statements of Operations
For the Six Months ended December 31, 2014 and 2013
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(40,341)	$(20)
Adjustments required to reconcile net loss
to cash used in operating activities:
Imputed interest	9	20
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable - trade	-	-
Increase (decrease) in advances - related party	39,525	-
Increase (decrease) in accrued interest	807	-
Cash flows used by operating activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Advances from related party	-	-
Cash generated by financing activities	-	-

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
December 31, 2014 (Unaudited)

Note 1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2014 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10 and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Note 2. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate regulatory compliance expenses paid for by our CEO. Such items due totaled $5,009 at December 31, 2014 and 429 at June 30, 2014.

During the three-month period ended December 31, 2014, the Company incurred $35,000 in corporate securities compliance services provided by a related party.

Share Issuance to Related Parties:

On March 26, 2014, the Company issued 5,000,0000 shares of common stock for $500 to an investor who is a 5% shareholder and an affiliated party.

On March 26, 2014, the Company agreed to convert $500 in advances made to the Company by its CEO into 5,000,000 shares of common stock.

On March 25, 2014, the Company repurchased and cancelled 5,000,000 shares of common stock from an investor who is the father of our CEO.

Accrued and Imputed Interest on Related Parties Advances and Payable:

During the three-month periods ended December 31, 2014 and 2013, the Company incurred imputed interest on advances made to the Company by its CEO of $0 and $10, respectively.

During the three-month periods ended December 31, 2014 and 2013, the Company incurred interest expense on advances made to the Company by its CEO of $807 and $0, respectively.

Note 3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

There were no common equivalent shares required to be added back to the basic weighted average shares outstanding in order to compute the diluted weighted average shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Kinder Holding Corp. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

Overview

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•   may significantly reduce the equity interest of our stockholders;
•   will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
•   may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:
•   default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
•   acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
•   our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013

We have not generated any revenues during the three months ended December 31, 2014 and 2013. We had total operating expenses of $39,525 related to general and administrative expenses during the three months ended December 31, 2014 compared to no operating expenses during the three months ended December 31, 2013. We incurred interest expense of $807 during three months ended December 31, 2014 compared to interest expense of $10 during the three months ended December 31, 2013. During the three months ended December 31, 2014 and 2013, we had a net loss of $40,332 and $20, respectively. The net loss during three months ended December 31, 2014 was mainly due to our general and administrative expenses.

Results of Operations during the six months ended December 31, 2014 as compared to the six months ended December 31, 2013

We have not generated any revenues during the six months ended December 31, 2014 and 2013. We had total operating expenses of $39,525 related to general and administrative expenses during the six months ended December 31, 2014 compared to no operating expenses during the six months ended December 31, 2013. We incurred interest expense of $816 during six months ended December 31, 2014 compared to interest expense of $20 during the six months ended December 31, 2013. During the six months ended December 31, 2014 and 2013, we had a net loss of $40,341 and $20, respectively. The net loss during six months ended December 31, 2014 was mainly due to our general and administrative expenses.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

During the next 12 months we anticipate incurring costs related to:

•   filing of Exchange Act reports.
•   franchise fees, registered agent fees and accounting fees, and
•   investigating, analyzing and consummating an acquisition or business combination.

On December 31, 2014 and June 30, 2014, we have had no current assets. As of December 31, 2014, we had $40,825 in liabilities consisting of accounts payable of $35,000 due to a related party, advances from Management of $5,009 and accrued interest of $816 due to Management. As of June 30, 2014, we had liabilities of $484 consisting of $55 in accounts payable and advances from Management of $429.

We had no cash flow activities during the six-month periods ended December 31, 2014 and 2013.

The Company's limited resources and lack of having cash-generating business operations may make it difficult to borrow funds or raise capital. The Company's limitations to borrow funds or raise funds through the issuance of restricted capital stock required to effect or facilitate a business combination may have a material adverse effect on the Company's financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2014 and 2013 with an explanatory paragraph on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS   Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in our Registration Statement on Form 10 as filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Registration Statement on Form 10 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

KINDER HOLDING CORP.
By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: February 13, 2015

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 13, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: February 13, 2015