Form 10-Q
period 2015-03-31
Kinder Holding Corp.
filed 2015-05-06
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 6, 2015, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
(As Successor Company)
Balance Sheets as of March 31, 2015 (Unaudited) and June 30, 2014

	March 31, 2015
	(Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - trade	$-	$55
Accounts payable - related party	37,500	-
Accrued interest	873	-
Advances from related party	6,309	429
Total current liabilities	44,682	484

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at March 31, 2015 and June 30, 2014.	2,271	2,271
Additional paid in capital	54	45
Accumulated deficit	(47,007)	(2,800)
Total stockholders' deficit	(44,682)	(484)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
(As Successor Company)
Statements of Operations
For the Three and Nine Months ended March 31, 2015 and 2014
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	3,800	450	43,325	450
Total costs and expenses	3,800	450	43,325	450

Other income and expenses:
Interest expense	66	21	882	31
Total other expenses	66	21	882	31

Net loss	(3,866)	$(471)	$(44,207)	$(481)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	17,932,414	22,710,192	17,783,185

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
(As Successor Company)
Statements of Operations
For the Nine Months ended March 31, 2015 and 2014
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(44,207)	$(481)
Adjustments required to reconcile net loss
to cash used in operating activities:
Imputed interest	9	31
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable - trade	55	-
Increase (decrease) in accrued interest	873	-
Cash flows used by operating activities	(43,380)	(450)

Cash flows from financing activities:
Repurchase of common stock		(500)
Proceeds from issuance of common stock	-	500
Advances from related party	43,380	450
Cash generated by financing activities	43,380	450

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
March 31, 2015 (Unaudited)

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10 and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16-Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17 - Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Note 2. Earnings/Loss Per Share

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate regulatory and administrative expenses paid for by our CEO. Such items due totaled $6,309 at March 31, 2015 and $429 at June 30, 2014.

During the three and nine month-period ended March 31, 2015, the Company incurred $2,500 and $37,500, respectively, in corporate securities compliance services provided by a related party.

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

Accrued and Imputed Interest on Related Parties Advances and Payable:

During the three-month periods ended March 31, 2015 and 2014, the Company incurred interest expense on advances made to the Company by its CEO of $66 and $21, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2014, the Company has 22,710,192 shares of common stock issued and outstanding.

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

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended March 31, 2015 and 2014.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after March 31, 2015 to the date the financial statements were issued.

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

Results of Operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

We have not generated any revenues during the three months ended March 31, 2015 and 2014. We had total operating expenses of $3,800 related to general and administrative expenses during the three months ended March 31, 2015 compared to $450 during the three months ended March 31, 2014. We incurred interest expense of $66 during three months ended March 31, 2015 compared to interest expense of $21 during the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, we had a net loss of $3,886 and $471, respectively. The net loss during three months ended March 31, 2015 was mainly due to our general and administrative expenses.

Results of Operations during the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014

We have not generated any revenues during the nine months ended March 31, 2015 and 2014. We had total operating expenses of $43,325 related to general and administrative expenses during the nine months ended March 31, 2015 compared to $450 during the nine months ended March 31, 2014. We incurred interest expense of $882 during nine months ended March 31, 2015 compared to interest expense of $31 during the nine months ended March 31, 2014. During the nine months ended March 31, 2015 and 2014, we had a net loss of $44,207 and $481, respectively. The net loss during nine months ended March 31, 2015 was mainly due to our general and administrative expenses.

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

On March 31, 2015 and June 30, 2014, we have had no current assets. As of March 31, 2015, we had $44,682 in liabilities consisting of accounts payable of $37,500 due to a related party, advances from Management of $6,309 and accrued interest of $873 due to Management. As of June 30, 2014, we had liabilities of $484 consisting of $55 in accounts payable and advances from Management of $429.

We had no cash flow activities during the nine-month periods ended March 31, 2015 and 2014.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
Date: May 6, 2015

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 6, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 6, 2015