Form 10-Q
period 2015-09-30
Kinder Holding Corp.
filed 2015-10-14
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number: 0-55320

KINDER HOLDING CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

2275 Huntington Drive, Suite 851, San Marino, CA	91108
(Address of Principal Executive Offices)	(ZIP Code)

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

On October 14, 2015, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
Balance Sheets as of September 30, 2015 (Unaudited) and June 30, 2015

	September 30, 2015
	(Unaudited)	June 30, 2015
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$42,500	$40,000
Accrued interest - related party	2,816	1,756
Advances from related party	10,083	7,159
Total current liabilities	55,399	48,915

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at September 30, 2015 and June 30, 2015.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(57,724)	(51,240)
Total stockholders' deficit	(55,399)	(48,915)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations
For the Three Months ended September 30, 2015 and 2014
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs and expenses:
General and administrative	5,424	-
Total costs and expenses	5,424	-

Other income and expenses:
Interest expense	1,060	9
Total other expenses	1,060	9

Net loss	(6,484)	$(9)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows
For the Three Months ended September 30, 2015 and 2014
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(6,484)	$(9)
Adjustments required to reconcile net loss
to cash used in operating activities:
Imputed interest	-	9
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accrued interest	1,060	-
Cash flows used by operating activities	(5,424)	-

Cash flows from financing activities:
Advances from related party	5,424	-
Cash generated by financing activities	5,424	-

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
September 30, 2015 (Unaudited)

Note 1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2015 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-K and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate securities compliance services, corporate regulatory and administrative expenses paid or advanced for by our CEO. Such items due totaled $52,583 at September 30, 2015 and $47,159 at June 30, 2015. Amounts due to related party are due on demand and bear interest of 8% per annum.

During the three month-period ended September 30, 2015 and 2014, the Company incurred $2,500 and $0, respectively, in corporate securities compliance services provided by a related party.

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

Accrued and Imputed Interest on Related Parties Advances and Payable:

During the three-month periods ended September 30, 2015 and 2014, the Company incurred interest expense on advances made to the Company by its CEO of $1,060 and $9, respectively. As of September 30, 2015 and June 30, 2015, we had accrued interest of $2,816 and $1,756, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of September 30, 2015, the Company has 22,710,192 shares of common stock issued and outstanding.

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

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended September 30, 2015 and 2014.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after September 30, 2015 to the date the financial statements were issued.

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

Results of Operations during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

We have not generated any revenues during the three months ended September 30, 2015 and 2014. We had total operating expenses of $5,424 related to general and administrative expenses during the three months ended September 30, 2015 compared to $0 during the same period in the prior year. We incurred interest expense of $1,060 during three months ended September 30, 2015 compared to interest expense of $9 during the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we had a net loss of $6,484 and $9, respectively.

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

On September 30, 2015 and June 30, 2015, we have had no current assets. As of September 30, 2015, we had $55,399 in liabilities consisting of accounts payable of $42,500 due to a related party, advances from Management of $10,083 and accrued interest of $2,816 due to Management. As of June 30, 2015, we had liabilities of $48,915 consisting of $40,000 in accounts payable due to a related party, accrued interest due to a related party of $1,756 and advances from Management of $7,159.

During the three months ended September 30, 2015, we had negative cash flow from operating activities of $5,424 due to a net loss of $6,484 offset by an increase in accrued interest of $1,060. We financed our negative cash flow from operations through advances in the same amount from Management. We had no cash flow activities during the three-month period ended September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in our Form 10-K as filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: October 14, 2015

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 14, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: October 14, 2015