Form 10-Q
period 2015-12-31
Kinder Holding Corp.
filed 2016-02-04
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

Commission file number: 0-55320

KINDER HOLDING CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

2275 Huntington Drive, Suite 851, San Marino, CA	91108
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (323) 552-9867

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check this box to indicate whether the company has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the company was required to submit and post such files).Yes ☒ No ☐
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On February 4, 2016, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
Balance Sheets as of December 31, 2015 (Unaudited) and June 30, 2015

	December 31, 2015
	(Unaudited)	June 30, 2015
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$45,000	$40,000
Accrued interest - related party	3,943	1,756
Advances from related party	10,933	7,159
Total current liabilities	59,876	48,915

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at December 31, 2015 and June 30, 2015.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(62,201)	(51,240)
Total stockholders' deficit	(59,876)	(48,915)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
(As Successor Company)
Statements of Operations
For the Three and Six Months ended December 31, 2015 and 2014
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	3,350	39,525	8,774	39,525
Total costs and expenses	3,350	39,525	8,774	39,525

Other income and expenses:
Interest expense	1,127	807	2,187	816
Total other expenses	1,127	807	2,187	816

Net loss	$(4,477)	$(40,332)	$(10,961)	$(40,341)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	22,710,192	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows
For the Six Months ended December 31, 2015 and 2014
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(10,961)	$(40,341)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	-	9
Changes in operating assets and liabilities:
Increase (decrease) in advances - related party	-	39,525
Increase (decrease) in accrued interest	2,187	807
Cash flows used by operating activities	(8,774)	-

Cash flows from financing activities:
Advances from related party	8,774	-
Cash generated by financing activities	8,774	-

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
December 31, 2015 (Unaudited)

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-K and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate securities compliance services, corporate regulatory and administrative expenses paid or advanced for by our CEO. Such items due totaled $55,933 at December 31, 2015 and $47,159 at June 30, 2015. Amounts due to related party are due on demand and bear interest of 8% per annum.

During the six month-period ended December 31, 2015 and 2014, the Company incurred $5,000 and $37,500, respectively, in corporate securities compliance services provided by a related party.

Share Issuance to Related Parties:

On March 26, 2014, the Company issued 5,000,000 shares of common stock for $500 to an investor who is a 5% shareholder and an affiliated party.

On March 26, 2014, the Company agreed to convert $500 in advances made to the Company by its CEO into 5,000,000 shares of common stock.

On March 25, 2014, the Company repurchased and cancelled 5,000,000 shares of common stock from an investor who is the father of our CEO.

Accrued and Imputed Interest on Related Parties Advances and Payable:

During the six-month periods ended December 31, 2015 and 2014, the Company incurred interest expense on advances made to the Company by its CEO of $2,187 and $816, respectively. As of December 31, 2015 and June 30, 2015, we had accrued interest of $3,943 and $1,756, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of December 31, 2015, the Company has 22,710,192 shares of common stock issued and outstanding.

On March 26, 2014, the Company issued 5,000,000 shares of common stock for $500 to an investor who is a 5% shareholder and an affiliated party.

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

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended December 31, 2015 and 2014.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after December 31, 2015 to the date the financial statements were issued.

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

Results of Operations during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014

We have not generated any revenues during the three months ended December 31, 2015 and 2014. We had total operating expenses of $3,350 related to general and administrative expenses during the three months ended December 31, 2015 compared to $39,525 in operating expenses during the three months ended December 31, 2014. Our operating expenses decreased significantly during the three months ended December 31, 2015 as compared to the same period in the prior year due to securities compliance expenses incurred during the three months ended December 31, 2014 when the Company became subject to filings under the Exchange Act. We had interest expense of $1,127 during the three months ended December 31, 2015 compared to interest expense of $807 during the three months ended December 31, 2014. During the three months ended December 31, 2015 and 2014, we had a net loss of $4,477 and $40,332, respectively. The net loss during three months ended December 31, 2015 and 2014 were mainly due to our general and administrative expenses.

Results of Operations during the six months ended December 31, 2015 as compared to the six months ended December 31, 2014

We have not generated any revenues during the six months ended December 31, 2015 and 2014. We had total operating expenses of $8,774 related to general and administrative expenses during the six months ended December 31, 2015 compared to $39,525 in operating expenses during the six months ended December 31, 2014. Our operating expenses decrease significantly during the six months ended December 31, 2015 as compared to the same period in the prior year due to securities compliance expenses incurred during the six months ended December 31, 2014 when the Company became subject to filings under the Exchange Act. We had interest expense of $2,187 during six months ended December 31, 2015 compared to interest expense of $816 during the six months ended December 31, 2014. During the six months ended December 31, 2015 and 2014, we had a net loss of $10,961 and $40,341, respectively. The net loss during six months ended December 31, 2015 and 2014 were mainly due to our general and administrative expenses.

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

On December 31, 2015 and June 30, 2015, we have had no current assets. As of December 31, 2015, we had $59,876 in liabilities consisting of accounts payable of $45,000 due to a related party, advances from Management of $10,933 and accrued interest of $3,943 due to Management. As of June 30, 2015, we had liabilities of $48,915 consisting of $40,000 in accounts payable due to a related party, accrued interest due to a related party of $1,756 and advances from Management of $7,159.

During the six months ended December 31, 2015, we had negative cash flow from operating activities of $8,774 due to a net loss of $10,961 offset by an increase in accrued interest of $2,187. We financed our negative cash flow from operations through advances in the same amount from Management. We had no cash flow activities during the six-month period ended December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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
Date: February 4, 2016

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 4, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: February 4, 2016