Form 10-Q
period 2016-03-31
Kinder Holding Corp.
filed 2016-04-13
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 13, 2016, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
Balance Sheets as of March 31, 2016 (Unaudited) and June 30, 2015

	March 31, 2016
	(Unaudited)	June 30, 2015
Assets
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable - related party	$47,500	$40,000
Accrued interest - related party	5,139	1,756
Advances from related party	12,481	7,159
Total current liabilities	65,120	48,915

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at March 31, 2016 and June 30, 2015.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(67,445)	(51,240)
Total stockholders' deficit	(65,120)	(48,915)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations
For the Three and Nine Months ended March 31, 2015 and 2014
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	4,048	3,800	12,822	43,325
Total costs and expenses	4,048	3,800	12,822	43,325

Other income and expenses:
Interest expense	1,196	66	3,383	882
Total other expenses	1,196	66	3,383	882

Net loss	(5,244)	$(3,866)	$(16,205)	$(44,207)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	22,710,192	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows
For the Nine Months ended March 31, 2016 and 2015
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(16,205)	$(44,207)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	-	9
Changes in operating assets and liabilities:
(Decrease) in accounts payable - trade	-	(55)
Increase in accrued interest	3,383	873
Cash flows used by operating activities	(12,822)	(43,380)

Cash flows from financing activities:
Advances from related party	12,822	43,380
Cash generated by financing activities	12,822	43,380

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
March 31, 2016 (Unaudited)

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-K and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate securities compliance services, corporate regulatory and administrative expenses paid or advanced for by our CEO. Such items due totaled $59,981 at March 31, 2016 and $47,159 at June 30, 2015. Amounts due to related party are due on demand and bear interest of 8% per annum.

During the nine-month period ended March 31, 2016 and 2015, the Company incurred $7,500 and $37,500, respectively, in corporate securities compliance services provided by a related party.

Accrued and Imputed Interest on Related Parties Advances and Payable:

During the nine-month periods ended March 31, 2016 and 2015, the Company incurred interest expense on advances made to the Company by its CEO of $3,383 and $882, respectively. As of March 31, 2016 and June 30, 2015, we had accrued interest of $5,139 and $1,756, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of March 31, 2016, the Company has 22,710,192 shares of common stock issued and outstanding.

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended March 31, 2016 and 2015.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after March 31, 2016 to the date the financial statements were issued.

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

Results of Operations during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

We have not generated any revenues during the three months ended March 31, 2016 and 2015. We had total operating expenses of $4,048 related to general and administrative expenses during the three months ended March 31, 2016 compared to $3,800 during the three months ended March 31, 2015. We incurred interest expense of $1,196 during three months ended March 31, 2016 compared to interest expense of $66 during the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, we had a net loss of $5,244 and $3,866, respectively.

Results of Operations during the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015

We have not generated any revenues during the nine months ended March 31, 2016 and 2015. We had total operating expenses of $12,822 related to general and administrative expenses during the nine months ended March 31, 2016 compared to $43,325 during the nine months ended March 31, 2015. We incurred interest expense of $3,383 during nine months ended March 31, 2016 compared to interest expense of $882 during the nine months ended March 31, 2015. During the nine months ended March 31, 2015 and 2014, we had a net loss of $16,205 and $44,207, respectively.

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

On March 31, 2016 and June 30, 2015, we have had no current assets. As of March 31, 2016, we had $65,120 in liabilities consisting of accounts payable of $47,500 due to a related party, advances from Management of $12,481 and accrued interest of $5,139 due to Management. As of June 30, 2015, we had liabilities of $48,915 consisting of $40,000 in accounts payable to a related party, advances from Management of $7,159 and accrued interest of $1,756 due to Management.

We had negative cash flow from operating activities during the nine-month periods ended March 31, 2016 and 2015 of $12,822 and $43,380, respectively. We financed our negative cash flow from operations through advances from Management.

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

The Company currently plans to satisfy its cash requirements for the next twelve months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K as filed with the SEC, which could materially affect our business, financial condition or future results.

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
Date: April 13, 2016

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 13, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chairman
Date: April 13, 2016