Form 10-K
period 2016-06-30
Kinder Holding Corp.
filed 2016-09-28
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
_________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2015, the aggregate market value of the 2,710,192 common stock held by non-affiliates of the registrant was approximately $2,710 based on the last price of the Registrants common stock on December 31, 2015. On September 28, 2016, the Registrant had 22,710,192 shares of common stock outstanding.

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

   Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2016 and 2015, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

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

As of June 30, 2016, we had no cash and cash equivalents and an accumulated deficit of $72,228. Our audited financial statements for the years ended June 30, 2016 and 2015, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Risks Related to Our Common Stock

The Company's shares of common stock are subject to Quotation on the OTC Market.

Our common stock trades from time to time on the OTC Market. As a result, there is very limited liquidity of our common stock. We plan to seek quotation of our common stock on the OTCQB Market. Quotation of the Company's securities on the OTCQB market limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on the Nasdaq Stock Market or a national exchange. In order for our common stock to become subject to quotation on the OTCQB Market, we must obtain a market maker to file an application with the Financial Industry Regulatory Authority (FINRA) on our behalf pursuant to Rule 15c2-11 under the Exchange Act. If we fail to continue to comply with the listing requirements of the OTCQB Market, the price of our common stock and the ability of our stockholders to to access the capital markets could be negatively impacted. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCQB Markets' for continued quotation. There can be no assurance that there will be a liquid trading market for the Company's common stock following a business combination. In the event that a liquid trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2016, we had 22,710,192 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 2275 Huntington Drive, Suite 851, San Marino, CA 91108, which space is  provided to us on a rent-free basis. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETEY DISCLOSURES Back to Table of Contents

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

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Second Quarter ended December 31	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Third Quarter ended March 31	$0.001	$0.001	$0.001	$0.001	$0.001	$0.001
Fourth Quarter ended June 30	$0.22	$0.001	$0.001	$0.001	$0.001	$0.001

As of June 30, 2016, our shares of common stock were held by approximately 650 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

(c) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2016.

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

Results of Operations during the year ended June 30, 2016 as compared to the year ended June 30, 2015

We have not generated any revenues during the years 2016 and 2015. We had total operating expenses of $16,352 related to general and administrative expenses during the year ended June 30, 2016 compared to total operating expenses of $46,675 related to general and administrative expenses during the year ended June 30, 2015. We incurred interest expense of $4,636 during the year ended June 30, 2016 compared to $1,765 in interest expense during the year ended June 30, 2015. Our general and administrative expenses decreased by $30,323 due to reduced expenses related to filings under the Exchange Act. During the years ended June 30, 2016 and 2015, we had net losses of $20,988 and $48,440, respectively.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from funds contributed by our sole officer and director, or an affiliated party. Mr. Heiden or an affiliated party have verbally agreed to pay the Company's expenses through advances until we enter into a business combination. The interest rate for these advances is 8%. The Company intends to repay these advances and when it has the cash resources to do so.

We estimate that these costs will be in the range of five to six thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

As of June 30, 2016 and June 30, 2015, we have had no current assets. As of June 30, 2016, we had $69,903 in liabilities consisting of $50,000 in account payable to our CEO, $6,392 in accrued interest and $13,511 in short-term borrowings due to our CEO. As of June 30, 2015, we had $48,915 in liabilities consisting of $40,000 in accounts payable, $1,756 in accrued interest and $7,159 in short-term borrowings due to our CEO.

We had a negative cash flow from operations of $16,352 during the year ended June 30, 2016 due to a net loss of $20,988 offset by an increase in accrued interest of $4,636. We financed our negative cash flow from operations during the year ended June 30, 2016 through advances made by our CEO of $16,352.

We had a negative cash flow from operations of $46,730 during the year ended June 30, 2015 due to a net loss of $48,440 offset by imputed interest of $9, an increase in accrued interest of $1,756 and a decrease in accounts payable of $55. We financed our negative cash flow from operations during the year ended June 30, 2015 through advances made by our CEO of $46,730.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued unqualified audit opinion for the years ended June 30, 2016 and 2015 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2016 and 2015, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2016 and 2015, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

M & K CPAS, PLLC
Report of Independent Registered Public Accounting Firm

To the Board of Directors
Kinder Holding Corp.

We have audited the accompanying balance sheets of Kinder Holding Corp. (the "Company") as of June 30, 2016 and 2015 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Holding Corp. as of June 30, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
September 28, 2016

Kinder Holding Corp.
Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$50,000	$40,000
Accrued interest - related party	6,392	1,756
Advances from related party	13,511	7,159
Total current liabilities	69,903	48,915

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at June 30, 2016 and June 30, 2015.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(72,228)	(51,240)
Total stockholders' deficit	(69,903)	(48,915)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2016	June 30, 2015
Revenue	$-	$-
Costs and Expenses:
General and administrative	16,352	46,675
Total operating expenses	16,352	46,675

Other income and expenses
Interest expense	4,636	1,765
Total other expenses	4,636	1,765

Net loss	$(20,988)	$(48,440)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statement of Stockholders' Deficit

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2014	22,710,192	$2,271	$45	$(2,800)	$(484)
Imputed interest	-	-	9	-	9
Net loss	-	-	-	(48,440)	(48,440)
Balance at June 30, 2015	22,710,192	$2,271	$54	$(51,240)	$(48,915)
Net loss	-	-	-	(20,988)	(20,988)
Balance at June 30, 2016	22,710,192	$2,271	$54	$(72,228)	$(69,903)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(20,988)	$(48,440)
Adjustments required to reconcile net loss
to cash used in operating activities:
Imputed interest	-	9
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable - trade	-	(55)
Increase (decrease) in accrued interests	4,636	1,756
Cash flows used by operating activities	(16,352)	(46,730)

Cash flows from financing activities:
Advances from related party	16,352	46,730
Cash generated by financing activities	16,352	46,730

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Financial Statements
June 30, 2016

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2016 or 2015.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2016 and 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments. When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

We have a current operating loss carry-forward of $72,228. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2016	June 30, 2015
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$25,280	$17,931
Less valuation allowance	(25,280)	(17,931)
Total deferred tax asset	$ -	$ -

The Company is not under examination by any jurisdiction for any tax year. The Company has no active business operations. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2008.

Note 4. Commitments

The Company is not a party to any leases and does not have any commitments

Note 5. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2016, the Company has 22,710,192 shares of common stock issued and outstanding.

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

During the years ended June 30, 2016 and 2015, the Company incurred imputed interest on advances made to the Company by its CEO of $0 and $9, respectively.

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2016 and 2015.

Note 6. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of corporate regulatory compliance expenses paid for by our CEO.

Such items due totaled $13,511 and $7,159 at June 30, 2016 and 2015, respectively. During the years ended June 30, 2016 and 2015, the Company incurred $50,000 and $40,000, respectively, related to securities compliance services, which was recorded as accounts payable to a related party.

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

Accrued and Imputed Interest on Related Party Advances and Payables:

During the years ended June 30, 2016 and 2015, the Company incurred imputed interest on advances made to the Company by its CEO of $0 and $9, respectively. At June 30, 2016 and 2015, the Company had $6,392 and $1,756 in accrued interest at 8% on related party borrowings.

Note 8. Subsequent Events

The Company had no subsequent events after June 30, 2016 to the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of June 30, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2016, the Company's internal control over financial reporting was not effective based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Ivo Heiden	49	CEO, CFO and Chairman

Ivo Heiden, 49, has been CEO, CFO and Chairman of the Registrant since February 2007. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service to publically traded companies. From December 2009 until October 2014, Mr. Heiden served on the board of directors of Peregrine Industries, Inc., a public reporting company. From October 2004 until November 2014, Mr. Heiden served as the CEO, CFO and Chairman of Emerald Medical Applications Corp. (fka Zaxis International Inc.)

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely upon a review of the Section 16(a) filings received with respect to fiscal year 2016, we believe that our current officer and director made the required filings pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

No executive compensation was paid during the fiscal periods ended June 30, 2016, 2015 and 2014. The Registrant has no employment agreement with any of its officers and directors.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2016. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	10,000,000	44.03%
2275 Huntington Drive, Suite 851
San Marino, CA 91108
Securities Compliance Corp. (2)	10,000,000	44.03%
40 Wall Street, 28th Floor
New York, NY 10005
Director and Officer (1 person)	10,000,000	44.03%

(1) Applicable percentage ownership is based on 22,710,192 shares of common stock outstanding as of September 28, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 28, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Mr. Richard Rubin exercises the sole voting and dispositive powers with respect to these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the years ended June 30, 2016 and 2015, Mr. Heiden made total advances of $13,511 and $7,159, respectively,  to the Company for accounting fees, franchise taxes and registered agent fees.

In March 2014, the Company repurchased 5,000,000 restricted shares for $500 from the father of Mr. Heiden, our CEO.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ended June 30, 2016 and 2015.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Registrant's annual financial statements for the years ended June 30, 2016 and 2015, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

Year Ended
	June 30, 2016	June 30, 2015
Audit fees (1)	$5,350	$7,250
Audit-related fees (2)	-	-
All other fees	-	-
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
Date: September 28, 2016

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: September 28, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 28, 2016