Form 10-Q
period 2016-09-30
Kinder Holding Corp.
filed 2016-10-19
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 19, 2016, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
Balance Sheets as of September 30, 2016 (Unaudited) and June 30, 2016

	September 30, 2016
	(Unaudited)	June 30, 2016
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$52,500	$50,000
Accrued interest - related party	7,765	6,392
Advances from related party	16,341	13,511
Total current liabilities	76,606	69,903

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at September 30, 2016 and June 30, 2016.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(78,931)	(72,228)
Total stockholders' deficit	(76,606)	(69,903)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations
For the Three Months ended September 30, 2016 and 2015
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Costs and expenses:
General and administrative	5,330	5,424
Total costs and expenses	5,330	5,424

Other income and expenses:
Interest expense	1,373	1,060
Total other expenses	1,373	1,060

Net loss	(6,703)	$(6,484)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows
For the Three Months ended September 30, 2016 and 2015
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(6,703)	$(6,484)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accrued interest	1,373	1,060
Cash flows used by operating activities	(5,330)	(5,424)

Cash flows from financing activities:
Advances from related party	5,330	5,424
Cash generated by financing activities	5,330	5,424

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
September 30, 2016 (Unaudited)

Note 1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2016 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-K and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate securities compliance services, corporate regulatory and administrative expenses paid or advanced for by our CEO. Such items due totaled $68,841 at September 30, 2016 and $63,511 at June 30, 2016. Amounts due to related party are due on demand and bear interest of 8% per annum.

During the three month-period ended September 30, 2016 and 2015, the Company incurred $2,500 and $2,500, respectively, in corporate securities compliance services provided by our CEO.

Accrued Interest on Related Parties Advances and Payable:

During the three-month periods ended September 30, 2016 and 2015, the Company incurred interest expense on advances made to the Company by its CEO of $1,373 and $1,060, respectively. As of September 30, 2016 and June 30, 2016, we had accrued interest of $7,765 and $6,392, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of September 30, 2016, the Company has 22,710,192 shares of common stock issued and outstanding.

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended September 30, 2016 and 2015.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after September 30, 2016 to the date the financial statements were issued.

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

Results of Operations during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

We have not generated any revenues during the three months ended September 30, 2016 and 2015. We had total operating expenses of $5,330 related to general and administrative expenses during the three months ended September 30, 2016 compared to $5,424 during the same period in the prior year. We incurred interest expense of $1,373 during three months ended September 30, 2016 compared to interest expense of $1,060 during the three months ended September 30, 2015. During the three months ended September 30, 2016 and 2015, we had a net loss of $6,703 and $6,484, respectively.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than advances provided by our CEO. Our CEO and/or an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our CEO. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

During the next 12 months we anticipate incurring costs related to:

•   filing of Exchange Act reports.
•   franchise fees, registered agent fees and accounting fees, and
•   investigating, analyzing and consummating an acquisition or business combination.

On September 30, 2016 and June 30, 2016, we have had no assets. As of September 30, 2016, we had $76,606 in liabilities consisting of accounts payable of $52,500 due to a related party, advances from our CEO of $16,341 and accrued interest of $7,765 due to our CEO. As of June 30, 2016, we had liabilities of $69,903 consisting of $50,000 in accounts payable due to our CEO, accrued interest due to our CEO of $6,392 and advances from our CEO of $13,511.

During the three months ended September 30, 2016, we had negative cash flow from operating activities of $5,330 due to a net loss of $6,703 offset by an increase in accrued interest of $1,373. We financed our negative cash flow from operations through advances provided to us by our CEO. During the three months ended September 30, 2015, we had negative cash flow from operating activities of $5,424 due to a net loss of $6,484 offset by an increase in accrued interest of $1,060. We financed our negative cash flow from operations through advances provided to us by our CEO.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2016 and 2015 with an explanatory paragraph on going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: October 19, 2016

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: October 19, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: October 19, 2016