Form 10-Q
period 2016-12-31
Kinder Holding Corp.
filed 2017-02-06
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

On February 6, 2017, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
Balance Sheets as of December 31, 2016 (Unaudited) and June 30, 2016

	December 31, 2016
	(Unaudited)	June 30, 2016
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$55,000	$50,000
Accrued interest - related party	9,205	6,392
Advances from related party	17,191	13,511
Total current liabilities	81,396	69,903

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at December 31, 2016 and June 30, 2016.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(83,721)	(72,228)
Total stockholders' deficit	(81,396)	(69,903)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations
For the Three and Six Months ended December 31, 2016 and 2015
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	3,350	3,350	8,680	8,774
Total costs and expenses	3,350	3,350	8,680	8,774

Other income and expenses:
Interest expense	1,440	1,127	2,813	2,187
Total other expenses	1,440	1,127	2,813	2,187

Net loss	$(4,790)	$(4,477)	$(11,493)	$(10,961)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	22,710,192	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows
For the Six Months ended December 31, 2016 and 2015
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(11,493)	$(10,961)
Adjustments required to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accrued interest	2,813	2,187
Cash flows used by operating activities	(8,680)	(8,774)

Cash flows from financing activities:
Advances from related party	8,680	8,774
Cash generated by financing activities	8,680	8,744

Change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
December 31, 2016 (Unaudited)

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-K and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Recently Issued Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16 - Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate securities compliance services, corporate regulatory and administrative expenses paid or advanced for by our CEO. Such items due totaled $72,191 at December 31, 2016 and $63,511 at June 30, 2016. Amounts due to related party are due on demand and bear interest of 8% per annum.

During the six month-period ended December 31, 2016 and 2015, the Company incurred $5,000 and $5,000, respectively, in corporate securities compliance services provided by our CEO.

Accrued Interest on Related Parties Advances and Payable:

During the six-month periods ended December 31, 2016 and 2015, the Company incurred interest expense on advances made to the Company by its CEO of $2,813 and $2,187, respectively. As of December 31, 2016 and June 30, 2016, we had accrued interest of $9,205 and $6,392, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of December 31, 2016, the Company has 22,710,192 shares of common stock issued and outstanding.

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended December 31, 2016 and 2015.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after December 31, 2016 to the date the financial statements were issued.

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

Results of Operations during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015

We have not generated any revenues during the three months ended December 31, 2016 and 2015. We had total operating expenses of $3,350 and $3,350 related to general and administrative expenses during the three months ended December 31, 2016 and 2015, respectively. We incurred interest expense of $1,440 during three months ended December 31, 2016 compared to interest expense of $1,127 during the three months ended December 31, 2015. During the three months ended December 31, 2016 and 2015, we had a net loss of $4,790 and $4,477, respectively.

Results of Operations during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015

We have not generated any revenues during the three months ended December 31, 2016 and 2015. We had total operating expenses of $8,680 and $8,774 related to general and administrative expenses during the six months ended December 31, 2016 and 2015, respectively. We incurred interest expense of $2,813 during six months ended December 31, 2016 compared to interest expense of $2,187 during the six months ended December 31, 2015. During the six months ended December 31, 2016 and 2015, we had a net loss of $11,493 and $10,961, respectively.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than advances provided by our CEO. Our CEO has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until such time the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by our CEO. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

During the next 12 months we anticipate incurring costs related to:

•   filing of Exchange Act reports.
•   franchise fees, registered agent fees and accounting fees, and
•   investigating, analyzing and consummating an acquisition or business combination.

On December 31, 2016 and June 30, 2016, we have had no assets. As of December 31, 2016, we had $81,396 in liabilities consisting of accounts payable of $55,000 due to a related party, advances from our CEO of $17,191 and accrued interest of $9,205 due to our CEO. As of June 30, 2016, we had liabilities of $69,903 consisting of $50,000 in accounts payable due to our CEO, accrued interest due to our CEO of $6,392 and advances from our CEO of $13,511.

During the six months ended December 31, 2016, we had negative cash flow from operating activities of $8,680 due to a net loss of $11,493 offset by an increase in accrued interest of $2,813. We financed our negative cash flow from operations through advances provided to us by our CEO. During the six months ended December 31, 2015, we had negative cash flow from operating activities of $8,774 due to a net loss of $10,961 offset by an increase in accrued interest of $2,187. We financed our negative cash flow from operations through advances provided to us by our CEO.

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

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from his CEO. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

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

As of December 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: February 6, 2017

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: February 6, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: February 6, 2017