Form 10-Q
period 2017-03-31
Kinder Holding Corp.
filed 2017-05-04
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

On May 4, 2017, the Registrant had 22,710,192 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.
Balance Sheets as of March 31, 2017 (Unaudited) and June 30, 2016

	March 31, 2017
	(Unaudited)	June 30, 2016
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$57,500	$50,000
Accrued interest - related party	10,679	6,392
Advances from related party	18,491	13,511
Total current liabilities	86,670	69,903

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at March 31, 2017 and June 30, 2016.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(88,995)	(72,228)
Total stockholders' deficit	(86,670)	(69,903)
Total liabilities and stockholders' deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations
For the Three and Nine Months ended March 31, 2017 and 2016
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Costs and expenses:
General and administrative	3,800	4,048	12,480	12,822
Total costs and expenses	3,800	4,048	12,480	12,822

Other income and expenses:
Interest expense	1,474	1,196	4,287	3,383
Total other expenses	1,474	1,196	4,287	3,383

Net loss	(5,274)	$(5,244)	$(16,767)	$(16,205)

Per share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	22,710,192	22,710,192	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows
For the Nine Months ended March 31, 2017 and 2016
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(16,767)	$(16,205)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	-	-
Changes in operating assets and liabilities:
(Decrease) in accounts payable - trade	-	-
Increase in accrued interest	4,287	3,383
Cash flows used by operating activities	(12,480)	(12,822)

Cash flows from financing activities:
Advances from related party	12,480	12,822
Cash generated by financing activities	12,480	12,822

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Unaudited Interim Financial Statements
March 31, 2017 (Unaudited)

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-K and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 3. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate securities compliance services, corporate regulatory and administrative expenses paid or advanced for by our CEO. Such items due totaled $86,670 at March 31, 2017 and $63,511 at June 30, 2016. Amounts due to related party are due on demand and bear interest of 8% per annum.

During the nine-month period ended March 31, 2017 and 2016, the Company incurred $7,500 and $7,500, respectively, in corporate securities compliance services provided by a related party.

Accrued Interest on Related Parties Advances and Payable:

During the nine-month periods ended March 31, 2017 and 2016, the Company incurred interest expense on advances made to the Company by its CEO of $4,287 and $3,383, respectively. As of March 31, 2017 and June 30, 2016, we had accrued interest of $10,679 and $6,392, respectively.

Note 4. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of March 31, 2017, the Company has 22,710,192 shares of common stock issued and outstanding.

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either period ended March 31, 2017 and 2016.

Note 5. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2017, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 6. Subsequent Events

The Company had no subsequent events after March 31, 2017 to the date the financial statements were issued.

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

Results of Operations during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

We have not generated any revenues during the three months ended March 31, 2017 and 2016. We had total operating expenses of $3,800 related to general and administrative expenses during the three months ended March 31, 2017 compared to $4,048 during the three months ended March 31, 2016. We incurred interest expense of $1,474 during three months ended March 31, 2017 compared to interest expense of $1,196 during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, we had a net loss of $5,274 and $5,244, respectively.

Results of Operations during the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016

We have not generated any revenues during the nine months ended March 31, 2017 and 2016. We had total operating expenses of $12,480 related to general and administrative expenses during the nine months ended March 31, 2017 compared to $12,822 during the nine months ended March 31, 2016. We incurred interest expense of $4,287 during nine months ended March 31, 2017 compared to interest expense of $3,383 during the nine months ended March 31, 2016. During the nine months ended March 31, 2017 and 2016, we had a net loss of $16,767 and $16,205, respectively.

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

On March 31, 2017 and June 30, 2016, we have had no assets. As of March 31, 2017, we had $86,670 in liabilities consisting of accounts payable of $57,500 due to a related party, advances from our CEO of $18,491 and accrued interest of $10,679 due to our CEO. As of June 30, 2016, we had liabilities of $69,903 consisting of $50,000 in accounts payable due to our CEO, accrued interest due to our CEO of $6,392 and advances from our CEO of $13,511.We had negative cash flow from operating activities during the nine-month periods ended March 31, 2017 and 2016 of $12,480 and $12,822, respectively. We financed our negative cash flow from operations through advances from Management.

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

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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
Date: May 4, 2017

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 4, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chairman
Date: May 4, 2017