Form 10-K
period 2017-06-30
Kinder Holding Corp.
filed 2017-07-31
CIK 1625288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________________________

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On December 31, 2016, the aggregate market value of the 2,710,192 common stock held by non-affiliates of the registrant was approximately $2,710 based on the last price of the Registrants common stock on December 31, 2016. On July 31, 2017, the Registrant had 22,710,192 shares of common stock outstanding.

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

General Background of the Registrant and Recent Developments

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

On June 26, 2017, the control shareholders of the Registrant, Ivo Heiden and Securities Compliance Corp., sold each their 10 million shares of common stock to Intiva USA Inc., a private Colorado corporation. The change in control transaction was affected by the execution of two separate Private Stock Purchase Agreements between Intiva USA, on the one hand, and each of the control shareholders on the other hand. Intiva USA now owns 88.06% of the Registrant's issued and outstanding shares of common stock, the only voting shares of the Registrant and the only class of securities outstanding. As a result of the change in control, Richard Greenberg, as representative of Intiva, was appointed to the Company's board.

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

    Selection of a target business and structuring of a business combination

Intiva owns 88.06% of the issued and outstanding shares of common stock and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, Intiva will consider, among other factors, the following:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our control shareholder in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us.

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

   Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2017 and 2016, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

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

As of June 30, 2017, we had no cash and cash equivalents and an accumulated deficit of $93,901. Our audited financial statements for the years ended June 30, 2017 and 2016, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing potential business combination candidates and preparing and filing Exchange Act reports for what may be an unlimited period of time will be paid by our sole officer and director, or an affiliated party notwithstanding the fact that there is no written agreement to pay such costs. Mr. Heiden and/or an affiliated party have informally agreed to pay the Company's expenses in the form of advances.

Based on Mr. Heiden's resource commitment to fund our operations, we believe that we will be able to continue as a going concern until such time as we conclude a business combination. During the next 12 months we anticipate incurring costs related to:

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

The Company's control shareholder has a 88.06% equity interest in the Company and thus is in a position to influence certain actions requiring stockholder vote.

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

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

• The issuer of the securities that was formerly a shell company has ceased to be a shell company;
• The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
• The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
• At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

Possible Issuance of Additional Securities.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. As of June 30, 2017, we had 22,710,192 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

Not applicable.

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

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	High	Low	High	Low	High	Low
First Quarter ended September 30	$0.07	$0.01	$0.001	$0.001	$0.001	$0.001
Second Quarter ended December 31	$0.02	$0.01	$0.001	$0.001	$0.001	$0.001
Third Quarter ended March 31	$0.08	$0.00	$0.001	$0.001	$0.001	$0.001
Fourth Quarter ended June 30	$0.43	$0.01	$0.200	$0.001	$0.001	$0.001

As of June 30, 2017, our shares of common stock were held by approximately 650 stockholders of record. The transfer agent of our common stock is Standard Registrar and Transfer Company, Inc. Phone (801) 571-8844.

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

(c) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2017.

(d) Sale of Unregistered Securities

None

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

Results of Operations during the year ended June 30, 2017 as compared to the year ended June 30, 2016

We have not generated any revenues during the years 2017 and 2016. We had total operating expenses of $15,830 related to general and administrative expenses during the year ended June 30, 2017 compared to total operating expenses of $16,352 related to general and administrative expenses during the year ended June 30, 2016. We incurred interest expense of $5,843 during the year ended June 30, 2017 compared to $4,636 in interest expense during the year ended June 30, 2016. During the years ended June 30, 2017 and 2016, we had net losses of $21,673 and $20,988, respectively.

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

The Company does not currently engage in any business activities that provide cash flow. Intiva, our controlling shareholder has verbally agreed to pay the Company's expenses through advances until we enter into a business combination. The interest rate for these advances is 8%. The Company intends to repay these advances when it has the cash resources to do so.

We estimate that these costs will be in the range of five to six thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Intiva and/or an affiliated party.

As of June 30, 2017 and June 30, 2016, we have had no current assets. As of June 30, 2017, we had $91,576 in liabilities consisting of $60,000 in account payable to Intiva, $12,235 in accrued interest and $19,341 in short-term borrowings due to Intiva. As of June 30, 2016, we had $69,903 in liabilities consisting of $50,000 in account payable, $6,392 in accrued interest and $13,511 in short-term borrowings.

We had a negative cash flow from operations of $15,830 during the year ended June 30, 2017 due to a net loss of $21,673 offset by an increase in accrued interest of $5,843. We financed our negative cash flow from operations during the year ended June 30, 2017 through advances made by a related party.

We had a negative cash flow from operations of $16,352 during the year ended June 30, 2016 due to a net loss of $20,988 offset by an increase in accrued interest of $4,636. We financed our negative cash flow from operations during the year ended June 30, 2016 through advances made by a related party.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its controlling shareholder and believes it can satisfy its cash requirements so long as it is able to obtain financing from this affiliated party. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued unqualified audit opinion for the years ended June 30, 2017 and 2016 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of June 30, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2017 and 2016, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended June 30, 2017 and 2016, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

M & K CPAS, PLLC
Report of Independent Registered Public Accounting Firm

To the Board of Directors
Kinder Holding Corp.

We have audited the accompanying balance sheets of Kinder Holding Corp. (the "Company") as of June 30, 2017 and 2016 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinder Holding Corp. as of June 30, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
July 31, 2017

Kinder Holding Corp.
Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable - related party	$60,000	$50,000
Accrued interest - related party	12,235	6,392
Advances from related party	19,341	13,511
Total current liabilities	91,576	69,903

Stockholders' deficit:
Preferred stock, $.0001 par value; 10,000,000 authorized;
Series A Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Series B Preferred Stock, $0.0001 par value, 1,000,000 authorized: none issued;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
22,710,192 issued and outstanding at June 30, 2016 and June 30, 2015.	2,271	2,271
Additional paid in capital	54	54
Accumulated deficit	(93,901)	(72,228)
Total stockholders' deficit	(91,576)	(69,903)
Total Liabilities and Stockholders' Deficit	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Operations

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2017	June 30, 2016
Revenue	$-	$-
Costs and Expenses:
General and administrative	15,830	16,352
Total operating expenses	15,830	16,352

Other income and expenses
Interest expense	5,843	4,636
Total other expenses	5,843	4,636

Net loss	$(21,673)	$(20,988)

Per shares amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	22,710,192	22,710,192

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statement of Stockholders' Deficit

	Common Stock		Additional		Total
	Number of	Stated Or	Paid-In	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Deficit
Balance at June 30, 2015	22,710,192	$2,271	$54	$(51,240)	$(48,915)
Net loss	-	-	-	(20,988)	(20,988)
Balance at June 30, 2016	22,710,192	$2,271	$54	$(72,228)	$(69,903)
Net loss	-	-	-	(21,673)	(21,673)
Balance at June 30, 2017	22,710,192	$2,271	$54	$(93,901)	$(91,576)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Statements of Cash Flows

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(21,673)	$(20,988)
Adjustments required to reconcile net loss
to cash used in operating activities:
Imputed interest	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable - trade	-	-
Increase (decrease) in accrued interests	5,843	4,636
Cash flows used by operating activities	(15,830)	(16,352)

Cash flows from financing activities:
Advances from related party	15,830	16,352
Cash generated by financing activities	15,830	16,352

Change in cash	-	-
Cash - Beginning of period	-	-
Cash - End of period	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Kinder Holding Corp.
Notes to Financial Statements
June 30, 2017

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2017 or 2016.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2017 and 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

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

We have a current operating loss carry-forward of $93,901. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	June 30, 2017	June 30, 2016
Individual components giving rise to the deferred tax assets are as follows:
Future tax benefit arising from net operating loss carryovers	$32,865	$25,280
Less valuation allowance	(32,865)	(25,280)
Total deferred tax asset	$ -	$ -

The Company is not under examination by any jurisdiction for any tax year. The Company has no active business operations. Our federal and state income tax returns are open for fiscal years ending on or after June 30, 2008.

Note 4. Commitments

The Company is not a party to any leases and does not have any commitments

Note 5. Stockholders' Equity

Common Stock

The certificate of incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.0001. All issued shares of common stock are entitled to one vote per share of common stock. As of June 30, 2017, the Company has 22,710,192 shares of common stock issued and outstanding.

Preferred Stock

The certificate of incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. None are issued

Stock Based Compensation

There were no grants of employee or non-employee stock or options in either fiscal period ended June 30, 2017 and 2016.

Note 6. Related Party Transactions

Due to Related Parties:

Amounts due to related parties consist of corporate regulatory compliance expenses paid for by our CEO. In connection with the change in control transaction on June 26, 2017, our CEO assigned all amounts owed to him by the Company to Intiva USA Inc., the new control shareholder.

Such items due totaled $19,341 and $13,511 at June 30, 2017 and 2016, respectively. During the years ended June 30, 2016 and 2015, the Company incurred $60,000 and $50,000, respectively, related to securities compliance services, which was recorded as accounts payable to Intiva USA Inc., a related party.

Share Issuance to Related Parties:

During the years ended June 30, 2017 and 2016, the Company did not issue any shares of common stock.

Accrued and Imputed Interest on Related Party Advances and Payables:

During the years ended June 30, 2017 and 2016, the Company incurred interest expense on advances made to the Company of $5,843 and $4,636, respectively. At June 30, 2017 and 2016, the Company had $12,235 and $6,392 in accrued interest at 8% on related party borrowings. In connection with the change in control transaction on June 26, 2017, our CEO assigned all accrued interest owed to him by the Company to Intiva USA Inc., the new control shareholder.

Note 8. Subsequent Events

The Company had no subsequent events after June 30, 2017 to the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

N.A.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of June 30, 2017 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2017, the Company's internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, AND CORPORATE GOVERNANCE Back to Table of Contents

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Ivo Heiden	50	CEO, CFO and Chairman
Richard Greenberg	68	Director

Ivo Heiden, 50, has been CEO, CFO and Chairman of the Registrant since February 2007. During the last five years, Mr. Heiden has been engaged in the business of providing corporate securities compliance service to publically traded companies. From December 2009 until October 2014, Mr. Heiden served on the board of directors of Peregrine Industries, Inc., a public reporting company. From October 2004 until November 2014, Mr. Heiden served as the CEO, CFO and Chairman of Emerald Medical Applications Corp. Since June 2006, Mr. Heiden is the sole officer and director of Ecomat Inc., a public company.

Richard Greenberg, age 68, Director: During the past five years, Mr. Greenberg has served as Executive Vice President and a director of Intiva Inc. and its related companies. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg served as a Subcommittee Counsel for the U.S. House of Representatives and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency from 1976 to 1980. Mr. Greenberg is a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers. Mr. Greenberg received a B.A. degree from City University of New York - Queens College in 1971 and a J.D. degree from Rutgers University School of Law in 1974.

Our directors hold office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. We do not have any standing committees at this time.

Our directors, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely upon a review of the Section 16(a) filings received with respect to fiscal year 2017, we believe that our current officer and directord have not made the required filings pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

No executive compensation was paid during the fiscal periods ended June 30, 2017, 2016 and 2015.

Executive Employment Agreements

To date, we have not entered into any employment agreements with our executive officer.

TEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2017. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Ivo Heiden	0	0.00%
2275 Huntington Drive, Suite 851
San Marino, CA 91108
Richard Greenberg	0	0.00%
2773 Cherry Creek Drive, Suite 575
Denver, CO 80209
Intiva USA Inc. (2)	20,000,000	88.06%
2773 Cherry Creek Drive, Suite 575
Denver, CO 80209
Director and Officer (2 people)	0	0.00%

(1) Applicable percentage ownership is based on 22,710,192 shares of common stock outstanding as of June 30, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Mr. Jeffrey Friedland exercises the voting and dispositive powers with respect to these shares. Mr. Greenberg is a director of Intiva USA and may have a pecuniary interest in the shares beneficially held by Intiva USA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE Back to Table of Contents

During the years ended June 30, 2017 and 2016, Mr. Heiden made total advances of $19,341 and $13,511, respectively,  to the Company for accounting fees, franchise taxes and registered agent fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC as independent public accountant for the fiscal year ended June 30, 2017 and 2016.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by M&K CPAS, PLLC for the audit of the Registrant's annual financial statements for the years ended June 30, 2017 and 2016, and fees billed for other services rendered by M&K CPAS, PLLC during those periods.

	Year Ended
	June 30, 2017	June 30, 2016
Audit fees	$5,350	$5,350

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
Date: July 31, 2017

By: /s/ Ivo Heiden
Ivo Heiden
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: July 31, 2017

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ivo Heiden
Ivo Heiden
Chairman
Date: July 31, 2017

By: /s/ Richard Greenberg
Richard Greenberg
Director
Date: July 31, 2017