Form 10-Q
period 2017-09-30
Kinder Holding Corp.
filed 2017-11-03
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission file number: 0-55320

Kinder Holding Corp.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

4340 E Kentucky Ave., Suite 206, Glendale, CO 80246

(Address of principal executive offices) (Zip Code)

(303) 495-7583

(Registrant’s telephone number, including area code)

3773 Cherry Creek North Drive, Suite 575, Denver, CO 80209

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,000,000 shares as of October 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

Kinder Holding Corp.

Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable - trade	$10,000	$-
Accounts payable - related party	60,000	60,000
Accrued interest - related party	13,866	12,235
Advances from related party	22,241	19,341
Total current liabilities	106,107	91,576

Stockholders’ deficit
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,110,192 issued and outstanding - September 30, 2017; and 22,710,192- June 30, 2017	2,511	2,271
Additional paid in capital	431,814	54
Accumulated deficit	(540,432)	(93,901)
Total stockholders’ deficit	(106,107)	(91,576)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to financial statements.

Kinder Holding Corp.

Statements of Operations and Comprehensive Loss

For the Three Months ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Revenue	$-	$-

Costs and expenses:
General and administrative	444,900	5,330
Total costs and expenses	444,900	5,330

Other income and expenses:
Interest expense	1,631	1,373
Total other expenses	1,631	1,373

Net loss and comprehensive loss	(446,531)	$(6,703)

Per share amounts:
Loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic and diluted	23,369,533	22,710,192

See accompanying notes to financial statements.

Kinder Holding Corp.

Statements of Cash Flows

For the Three Months ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

Cash flows from operating activities:
Net loss	$(446,531)	$(6,703)
Adjustments required to reconcile net loss to cash used in operating activities
Common stock issued for services	432,000	-
Changes in assets and liabilities
Increase in accounts payable-trade	10,000	-
Increase in accrued interest	1,631	1,373
Cash flows used by operating activities	(2,900)	(5,330)

Cash flows from financing activities:
Advances from related party	2,900	5,330
Cash provided by financing activities	2,900	5,330

Net increase (decrease) in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

See accompanying notes to financial statements.

Kinder Holding Corp.
Notes to Financial Statements

(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nature of Business

The Company was incorporated on November 10, 1952 in Michigan as Gantos, Inc. On July 21, 2008, the Company completed its change in domicile to Delaware and subsequently changed its name to Kinder Holding Corp. (“Kinder”). Since bankruptcy liquidation in June 2000, the Company has not had any operations and adopted “fresh-start” accounting as of June 21, 2000 in accordance with procedures specified by AICPA Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

As of October 13, 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”). Certain activity during the quarter ended September 30, 2017 was undertaken in anticipation of completing the acquisition of BioPharma. As of result of the reverse acquisition, the Company is no longer considered a “shell” company. For additional details on the acquisition of BioPharmasee Note 5 Subsequent Events.

Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2017 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

Note 2 – Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) . ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 3 - Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Note 4 - Related Party Transactions

Due to Related Parties

Accounts payable and advances due to related parties consist of general and administrative expenses paid for on our behalf by our controlling shareholder, Intiva USA Inc (Intiva USA), are due on demand and bear interest at 8% per annum.

At September 30, 2017 and June 30, 2017 accounts payable and advances due to Intiva USA. aggregated $82,241 and $79,341, respectively.

Share Issuance to Related Parties

In September 2017, the Company entered into a Securities Services Agreement with Compliance Services Corp. pursuant to which the Company issued a total of 2,400,000 shares of its common stock, valued at $432,000 ($0.18 per share), to the former control persons of the Company, as consideration for advisory services in connection with the reverse merger with BioPharma.

Accrued and Imputed Interest on Related Party Advances and Payables

During the periods ended September 30, 2017 and 2016, the Company incurred interest expense on advances made to the Company of $1,631 and $1,373, respectively.

Note 5 - Subsequent Events

On August 8, 2017, the Company entered into a Share Exchange Agreement, as amended and restated on October 13, 2017, (the “Agreement”), with BioPharma. Pursuant to the terms of the Agreement, Kinder shall issue to the shareholders of BioPharma 42,642,712 post-reverse stock-split shares of Kinder’s common stock, par value $0.0001 (“Common Stock”), in exchange for all of the issued and outstanding shares of BioPharma capital stock, thereby making BioPharma a wholly-owned subsidiary of Kinder. As part of the Closing of the Agreement, the 20,000,000 pre-reverse split shares of Common Stock of Kinder previously purchased by Intiva USA, effective on June 26, 2017 in a change in control transaction from the control shareholders of Kinder, shall be canceled.

Subsequent to the Closing, Kinder will undertake to implement certain corporate actions, to include filing with the State of Delaware a Certificate of Amendment to Kinder’s Articles of Incorporation to:

●	Increase the number of shares of authorized Common Stock to 200,000,000 shares from 100,000,000 shares.
●	Change the name of the company from Kinder Holding Corp. to Intiva BioPharma Inc.
●	Implement a one for six (1:6) reverse stock split of Kinder’s issued and outstanding shares of common stock, par value $0.0001 per share.

On October 13, 2017, the Closing of the Agreement became effective, and as a result of the share exchange, BioPharma became a wholly-owned subsidiary of the Company and the results of business will be consolidated on the Company’s consolidated financial statements. For financial reporting purposes, the transaction is to be accounted for as an additional capitalization of BioPharma with BioPharma as the accounting acquirer (reverse acquirer). The operations of BioPharma will be the continuing operations of the Company.

The unaudited pro forma condensed consolidated financial information has been prepared in accordance with Rule 8-05 of Regulation S-X. The accompanying pro forma combined balance sheet as of September 30, 2017 has been prepared to give effect to the acquisition of BioPharma as if the reverse acquisition occurred on September 30, 2017. The combined balance sheet presents the historical financial information of Kinder as of September 30, 2017, as adjusted for the acquisition of BioPharma, accounted for as a reverse acquisition. The accompanying pro forma combined statements of operations for the three months ended September 30, 2017 combines the historical financial information of BioPharma for the three months ended September 30, 2017 with the historical information of the Company for the three months ended September 30, 2017 as if the reverse acquisition had occurred on July 1, 2017.

The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only. The pro forma condensed consolidated financial statements do not necessarily reflect what the combined company’s financial condition or results of operations would have been had the Transaction occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

The unaudited pro forma condensed consolidated financial information does not reflect the realization of any expected cost savings or other synergies from the combination of Kinder and BioPharma as a result of restructuring activities and other planned cost saving initiatives following the completion of the Transaction.

The assumptions and estimates underlying the unaudited adjustments to the pro forma condensed consolidated financial information are described in the accompanying notes, which should be read together with the pro forma condensed consolidated financial information. The unaudited pro forma condensed consolidated financial statements should be read together with (i) Kinder’s historical financial statements which are included herein and in the Company’s latest annual report on Form 10-K and (ii) BioPharma’s historical financial statements included in the Form 8-K filed October 16, 2017.

Pro Forma Condensed Consolidated Balance Sheet

As of September 30, 2017

(Unaudited)

		Intiva	Pro Forma		Pro Forma
	Kinder	BioPharma	Adjustments		Intiva
	Holding Corp.	Inc.	(Note 2)		BioPharma Inc.
Assets
Cash	$-	865,010			$865,010
Due from related party		113,330			113,330
Total current assets	-	978,340			978,340

Acquisition deposit - Kinder Holdings Corp.	-	89,570	(89,570	)(d)	-

License	-	302,915			302,915

Total Assets	$-	1,370,825			$1,281,255

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$10,000	$46,912			$56,912
Accounts payable and accrued expenses-related	96,107	-	96,107	(d)	-

Total current liabilities	106,107	46,912			56,912

Stockholders' (Deficit) Equity
Preferred stock	-	-
Common stock	2,511	2,499,753	2,426	(a)	4,349
			2,495,489	(b)
Common stock subject to forfeiture		(533,334)			(533,334)

Additional paid in capital	431,814	-	538,006	(a)	2,395,834
			(2,495,489	)(b)
			(6,537	)(d)
Accumulated deficit	(540,432)	(642,506)	(540,432	)(a)	(642,506)

Total Stockholders' (Deficit) Equity	(106,107)	1,323,913			1,224,343

Total Liabilities and Stockholders' (Deficit) Equity	$-	1,370,825			$1,281,255

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information.

ProForma Condensed Consolidted Statement of Operations

For the Three Months Ended September 30, 2017

(Unaudited)

			Pro Forma		Pro Forma
	Kinder	Intiva	Adjustments		Intiva
	Holding Corp.	BioPharma Inc.	(Note 2)		BioPharma Inc.

Revenue	$-	$-			$-

Operating expenses
Professional fees	-	70,475			70,475
Research and development	-	80,313			80,313
Stock based compensation	432,000	266,666	(432,000	)(c)	266,666
General and administrative	12,900	33,620			46,520
Total operating expenses	444,900	451,074	(432,000)		463,974

Other income and expenses
Interest expense	1,631	-	(1,631	)(c)	-
Total other expenses	1,631	-	(1,631)		-

Net loss	$(446,531)	$(451,074)	$(433,631)		$(463,974)

Loss per share - basic and diluted	$(0.02)	$(0.09)			$(0.01)

Weighted average shares outstanding - basic and diluted	23,369,533	4,844,847		(e)	39,610,477

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information.

Notes to Unaudited Pro Forma Condensed Consolidated Financial Information

Note 1 - Pro Forma Adjustments

(a) Recapitalization of Kinder

Cancelation of 20,000,000 pre-reverse split shares of Kinder common stock previously purchased by Intiva USA Inc., effect a 1:6 reverse stock split of Kinder shares and elimination of Kinder accumulated deficit.

(b) Share Exchange with BioPharma

Issuance of 42,642,712 post-reverse common shares of Kinder for 100% of outstanding common stock of BioPharma.

(c) Non-recurring Expense

Elimination of related party interest expense and elimination of expense related to Kinder common stock issued for services agreement as these costs are not expected to occur after the combination and will not have a continuing effect on the operating results of the combined company.

(d) Acquisition Deposit

Elimination of deposit for acquisition of Kinder paid by BioPharma as of June 30, 2017 pursuant to Debt Purchase Agreement.

(e) Weighted Average Shares Outstanding

Pro Forma weighted average shares outstanding has been adjusted to reflect the impact of the reverse 1:6 stock split of Kinder and issuance of 42,642,712 post-reverse split shares of Kinder common stock to the shareholders of BioPharma.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes,” “expects,” “may,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

Generally

The Company was incorporated on November 10, 1952 in Michigan as Gantos, Inc. On July 21, 2008, the Company completed its change in domicile to Delaware and subsequently changed its name to Kinder Holding Corp. Since bankruptcy liquidation in June 2000, the Company has not had any operations and adopted “fresh-start” accounting as of June 21, 2000 in accordance with procedures specified by AICPA Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

As of October 13, 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”). Certain activity during the quarter ended September 30, 2017 was undertaken in anticipation of completing the acquisition of BioPharma. As of result of the reverse acquisition, the Company is no longer considered a “shell” company. For additional details on the acquisition of BioPharma, see Note 5 Subsequent Events of the Notes to Financial Statements.

The following discussion is solely that of the Company, and does not include the operations of BioPharma, which acquisition closed on October 13, 2017.

Financial Condition

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have issued unqualified audit opinion for the year ended June 30, 2017 with an explanatory paragraph on going concern.

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

We have not generated any revenues during the three months ended September 30, 2017 and 2016. We had total operating expenses of $444,900 related to general and administrative expenses during the three months ended September 30, 2017 compared to $5,330 during the three months ended September 30, 2016. In September 2017, the Company entered into a Securities Services Agreement with Compliance Services Corp. pursuant to which the Company issued a total of 2,400,000 shares of its common stock, valued at $432,000 ($0.18 per share), to the former controlling shareholders of the Company, as consideration for advisory services in connection with the reverse merger with BioPharma. The value of these shares is included in general and administrative expenses for the three months ended September 30, 2017.We incurred interest expense on related party accounts payable and advances of $1,631 during three months ended September 30, 2017 compared to interest expense of $1,373 during the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, we had a net loss of $446,531 and $6,703, respectively.

Liquidity and Capital Resources

At present, the Company has no cash resources other than advances provided by our controlling shareholder Intiva USA Inc. (“Intiva USA”), who has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

On September 30, 2017 and June 30, 2017, we had no assets. As of September 30, 2017, we had $106,107 in liabilities consisting of trade accounts payable of $10,000and indebtedness to Intiva USA of an aggregate $96,107. As of June 30, 2017, we had liabilities of $91,576 due to Intiva USA.

During the three months ended September 30, 2017, we had negative cash flow from operating activities of $2,900 due to a net loss of $446,531 offset by increases in accounts payable of $10,000, increase in accrued interest of $1,631, and common stock issued for services valued at $432,000. We financed our negative cash flow from operations through advances provided to us by our control shareholder. During the three months ended September 30, 2016, we had negative cash flow from operating activities of $5,330 due to a net loss of $6,703 offset by an increase in accrued interest of $1,373.

Plan of Operation

Our plan of operation now relates to our newly acquired subsidiary BioPharma. For a complete discussion of our plan of operation, see the Form 8-K filing announcing the acquisition filed October 16, 2017.

Accounting for a Business Combination

As a result of the closing of the share exchange agreement with BioPharma, the transaction will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any reverse acquisition, if the acquired entity’s stockholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the transaction is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures.

As of September 30, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 8-K as filed with the SEC on October 16, 2017, which could materially affect our business, financial condition or future results. The risks described in our Form 8-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the quarter ended September 30, 2017, we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
9/5/2017	Securities Compliance Corp. and Ivo Heiden	2,400,000 shares of common stock	Services valued at $432,000 ($0.18 per share)

No underwriters were used in the above transactions. We relied upon the exemption from registration contained in Section 4(a)(2) as to all of the transactions, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors. Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURE Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

Item 6. Exhibits

Regulation S-K Number	Document
2	Bankruptcy Court Order Confirming Sale of Public Shell Entity to Park Avenue Group, Inc. (1)
3.1	Certificate of Incorporation (1)
3.1(i)	Certificate of Merger (1)
3.1(ii)	Certificate of Amendment of Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Share Exchange Agreement between the Registrant and Intiva BioPharma Inc., dated August 8, 2018 (2)
10.2	Amended and Restated Share Exchange Agreement between the Registrant and Intiva BioPharma Inc., dated October 13, 2017 (3)
17.1	Letter of Resignation of Ivo Heiden dated October 13, 2017 (3)
31.1	Rule 13a-14(a) Certification of Jeffrey Friedland
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Jeffrey Friedland Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Kinder Holding Corp. for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

(1)	Filed as an exhibit to the Registration Statement on Form 10, filed November 14, 2014.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated August 8, 2017, filed August 9, 2017.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated October 13, 2017, filed October 16, 2017.
(4)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER HOLDING CORP.

Dated: November 3, 2017	By:	/s/ Jeffrey Friedland
Jeffrey Friedland, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer