Form 10-Q
period 2017-12-31
Intiva BioPharma Inc.
filed 2018-02-14
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

Commission file number: 0-55320

Intiva BioPharma Inc.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

4340 E Kentucky Ave., Suite 206, Glendale, CO 80246

(Address of principal executive offices) (Zip Code)

(303) 495-7583

(Registrant’s telephone number, including area code)

Kinder Holding Corp.

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
Emerging growth company [X]

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,898,763 shares as of February13, 2018.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Intiva BioPharma Inc.

Consolidated Balance Sheets

	December 31, 2017 (Unaudited)	June 30, 2017
Assets

Current Assets
Cash	$754,061	$242,778
Due from related party	114,667	141,329
Total current assets	868,728	384,107

Deposit for acquisition of Kinder Holdings Corp.	-	86,670
License	302,915	302,915
Total Assets	$1,171,643	$773,692

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$56,677	$210,405
Total current liabilities	56,677	210,405

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 44,059,963 shares issued and outstanding -December 31, 2017; and 32,615,112 shares- June 30, 2017	4,406	3,262
Additional paid in capital	2,522,997	1,235,457
Common stock subject to forfeiture	(466,667)	-
Common stock subscription receivable	-	(484,000)
Accumulated deficit	(945,770)	(191,432)
Total Stockholders’ Equity	1,114,966	563,287
Total Liabilities and Stockholders’ Equity	$1,171,643	$773,692

See accompanying notes to consolidated financial statements.

Intiva BioPharma Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended December 31, 2017

(Unaudited)

	Three months ended December 31, 2017	Six months ended December 31, 2017

Revenue	$-	$-

Operating expenses
Professional fees	114,903	185,378
Research and development	9,532	89,845
Stock based compensation	103,567	388,683
General and administrative	75,262	90,432
Total operating expenses	303,264	754,338

Net loss	$(303,264)	$(754,338)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	43,585,402	41,180,126

See accompanying notes to consolidated financial statements.

Intiva BioPharma Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2017

(Unaudited)

Six months ended December 31, 2017

Cash flows from operating activities
Net loss	$(754,338)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	388,683
Changes is assets and liabilities
(Increase) decrease in due from related party	26,662
Increase (decrease) in accounts payable	(131,264)
Cash used in operating activities	(470,257)

Cash flows from investing activities
Cash paid for acquisition deposit	(12,900)
Cash used in investing activities	(12,900)

Cash flows from financing activities
Cash proceeds from issuance of common stock	1,021,820
Advances from related party	-
Payment of offering costs	(27,380)
Cash provided by financing activities	994,440

Net increase in cash and cash equivalents	511,283
Cash and cash equivalents, beginning of period	242,778
Cash and cash equivalents, end of period	$754,061

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for Kinder Exchange	$99,570

See accompanying notes to consolidated financial statements.

Intiva BioPharma Inc.

Notes to Consolidated Financial Statements

Unaudited

Note 1 – Nature of Business and Basis of Presentation

The Company was incorporated on November 10, 1952 in Michigan as Gantos, Inc. On July 21, 2008, the Company completed its change in domicile to Delaware and subsequently changed its name to Kinder Holding Corp. (the “Company”). As of October 13, 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”) through an exchange of shares (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, the Company changed its name to Intiva BioPharma Inc. on November 8, 2017.

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of December 31, 2017 and for the three and six month periods then ended present the historical financial information of BioPharma.

BioPharma was incorporated under the laws of the State of Colorado on March 27, 2017 to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of cannabinoid-based drugs for medical conditions and disorders, and owns a license covering certain intellectual property, including certain patent applications, and has filed five of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Intiva USA Inc. (“Intiva USA”), which is a subsidiary of the Ontario, Canada corporation, INTIVA Inc.

All share and per share amounts have been adjusted in the footnotes and accompanying financial statements to give effect to the Share Exchange Transaction.

Principles of Consolidation

The accompanying consolidated financial statements include BioPharma and its wholly owned subsidiaries: Intiva Kotzker Pharmaceuticals Inc. (“Intiva Kotzker”) and Intiva Sharir Inc. (collectively “the Company”), and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

Basis of Presentation

The Financial Statements presented herein have been prepared in accordance with the accounting policies described in the June 30, 2017 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2017. All such adjustments are of a normal recurring nature.

Note 2 – Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 3 –Share Exchange Agreement and Acquisition Deposit

On August 8, 2017, the Company entered into a Share Exchange Agreement, as amended and restated on October 13, 2017, (the “Agreement”), with BioPharma. Pursuant to the terms of the Agreement, the Company agreed to issue to the shareholders of BioPharma 42,642,712 post-reverse stock-split shares of the Company’s common stock, par value $0.0001 (“Common Stock”), in exchange for all of the issued and outstanding shares of BioPharma capital stock, thereby making BioPharma a wholly-owned subsidiary of the Company. As part of the Closing of the Agreement, the 20,000,000 pre-reverse split shares of the Company’s Common Stock previously purchased by Intiva USA, effective on June 26, 2017 in a change in control transaction from the Company’s control shareholders, shall be canceled.

Subsequent to the Closing, the Company agreed to undertake to implement certain corporate actions, including filing with the State of Delaware a Certificate of Amendment to the Company’s Certificate of Incorporation to:

●	Increase the number of shares of authorized Common Stock to 200,000,000 shares from 100,000,000 shares.

●	Change the name of the company from Kinder Holding Corp. to Intiva BioPharma Inc.

●	Implement a one for six (1:6) reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share.

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

In June 2017, pursuant to a Debt Purchase Agreement, BioPharma paid $86,670 to a former director of the Company to satisfy the debt obligation of the Company to the director and for BioPharma to purchase the debt obligation. The amount paid and additional costs paid by BioPharma on behalf of the Company subsequent to June 30, 2017 of $12,900 aggregated $99,570, was classified as a non-current asset on the accompanying June 30, 2017 consolidated balance sheet.

Note 4 –Stockholders’ Equity

Common stock

In May 2017, BioPharma commenced a private placement of 1,116,400 units of Common Stock and Warrants at a price of $1.25 per unit. Each unit consisted of ten shares of Common Stock, one Class A Warrant to purchase one share of Common Stock at $0.25 per share, one Class B Warrant to purchase one share of Common Stock at $0.38 per share and one Class C Warrant to purchase one share of Common Stock at $0.50 per share. As of June 30, 2017, 778,400 units had been sold, for total gross proceeds of $973,000, including 387,200 units which were subscribed but for which funds had not been received. The 3,872,000 shares underlying the subscribed units in the amount of $484,000 were included as issued and outstanding shares at June 30, 2017, and the related $484,000 subscription receivable was recorded as a component of stockholders’ equity on the June 30, 2017 consolidated balance sheet. Subsequent to June 30, 2017, the Company received proceeds of $484,000 for the subscribed shares. In July and August 2017, BioPharma sold an additional 338,000 units (3,380,000 shares) for gross proceeds of $422,500.

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of BioPharma Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. As of December 31, 2017, 3,733,341 of the shares issued (valued at $466,667) are subject to forfeiture until vesting occurs.

On August 25, 2017, BioPharma entered into consulting agreements with two unrelated individuals for (i) developing and maintaining social media portals and (ii) identifying and developing potential strategic partners for the Company’s various drug development activities. The agreements are each for a three month term, payable monthly in shares of the Company’s common stock, valued at $0.125 per share, of an aggregate 304,800 shares and 138,000 shares, respectively. As of December 31, 2017, an aggregate 442,800 shares, valued at $55,350, have been issued to the two individuals for services rendered pursuant to the consulting agreements.

On September 1, 2017, BioPharma commenced a private placement sale of its common stock at $0.25 per share. The Company sold 100,000 shares for gross proceeds of $25,000, before offering costs of $4,916.

Warrants

The relative fair value of the warrants attached to the common stock issued in the May 2017 private placement of units was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value attached to the common stock component is $1,139,573 and the relative fair value of the warrants is $255,927 as of the grant date.

The following table summarizes information about warrants outstanding at December 31, 2017:

	Number	Exercise Price	Expires
Class A	968,400	$0.25	Jan. 31, 2018
Class B	1,052,400	$0.38	May 7, 2018
Class C	1,058,400	$0.50	July 14, 2018

During the quarter ended December 31, 2017, warrants were exercised as follows:

	Number	Exercise Price	Gross Proceeds
Class A	148,000	$0.25	$37,000
Class B	64,000	$0.38	$24,320
Class C	58,000	$0.50	$29,000

Note 5 –Related Party Transactions

BioPharma was formed as a subsidiary of Intiva USA, which is a subsidiary of INTIVA Inc.,

At June 30, 2017, BioPharma was owed $141,329 from Initva USA for advances made by BioPharma on behalf of Intiva USA in conjunction with the Share Exchange Agreement (See Note 3). During the six months ended December 31, 2017, $26,662 was repaid by Intiva USA. The balance due from Intiva USA at December 31, 2017 of $114,667 is classified as a current asset on the accompanying December 31, 2017 consolidated balance sheet.

The Company’s Chairman, Chief Executive Officer, and Chief Financial Officer are also officers and/or directors of INTIVA Inc., and other subsidiaries and affiliated entities of INTIVA Inc.

Note 6 – Subsequent Events

In January 2018,BioPharma received proceeds from the exercise of warrants issued as follows:

	Exercised	Exercise Price	Proceeds
Class A	812,400	$0.25	$203,100
Class B	14,400	$0.38	$5,472
Class C	12,000	$0.50	$6,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward-Looking Statements

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Certain statements that the Company may make from time to time, including all statements contained in this registration statement that are not statements of historical fact, constitute “forward-looking statements”. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three and six months ended December 31, 2017. This MD&A should be read in conjunction with our financial statements as of June 30, 2017 (audited). See section entitled “Forward-Looking Statements” above.

Overview

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $1,514,000 in equity capital during the period from April 2017 to September 2017, there is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our business operations. We do not anticipate that BioPharma will generate revenues from its research and development activates related to its drug development projects for the near future.

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development projects. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. Nevertheless, we estimate we will need at a minimum $1 million during the next 12 months to commence our drug development projects. We also must fund the estimated $100,000 in operating costs related to being a public company. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our drug development efforts to secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company’s future drugs, which may make it more difficult for us to attain profitability.

Results of Operations for the three and six months ended December 31, 2017

Net loss for the six months ended December 31, 2017 was $754,338, an increase of $303,264 from the net loss of $451,074 for the three months ended September 30, 2017.

During the three months and six months ended December 31, 2017, the Company’s efforts were focused on equity private placement financing activities, consummation of the Share Exchange Transaction, filings with the U.S. Patent Office and FDA, and initial research and development activities on its products. Professional fees of $185,378 for the six months ended December 31, 2017consisted of legal fees to external counsels and our chief operating officer for patent and FDA related matters, legal fees for securities related matters and filings as the Company completed the Share Exchange transaction, audit fees for the period ended June 30, 2017 and other required regulatory filings.

General and administrative costs during the quarter ended September 30, 2017consisted primarily of internal travel and promotion costs related to our financing activities. During the quarter ended December 31, 2017, general and administrative costs increased by approximately $75,000, as the Company migrated from a private to public entity, incurring transfer agent and other external costs associated with the transition.

Research and development costs of $89,845for the six months ended December 31, 2017 include $75,000 paidunder an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate (see “Contractual Obligations and Commitments” below). During the three months ended December 31, 2017, the Company incurred an additional $9,500 for on-going research and development activities to an outside firm.

On August 10, 2017, the Company granted an aggregate of 6,400,000 shares of BioPharma Common Stock to five officers and directors of the Company, subject to forfeiture restrictions. Restrictions lapsed as to one-third of each grant as of the initial date of grant, and restrictions as to one-twelfth of each grant will lapse quarterly for a two-year period commencing on the last day of each calendar quarter beginning on October 1, 2017. Stock based compensation for the three and six months ended December 31, 2017 includes$66,667and $333,333, respectively, as the value of shares vested under the grant and $36,900 and $55,350, respectively, for common stock issued to two individuals under consulting agreements.

Liquidity and Capital Resources

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in its drug development activities, and raise sufficient equity, debt capital or strategic relationships to sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital, or entering into strategic arrangement with a third party.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $1,514,000 from the private sale of equity securities through December 31, 2017, $90,320 from the exercise of common stock warrants during the quarter ended December 31, 2017 and $214,572 from the exercise of additional common stock warrants in January 2018, and our expectation that we will be successful in raising up to an additional $1million during the next twelve months, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $1.8 million, in equity capital (including exercised warrants) and we may be expected to require up to an additional $1 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentrated principally on online advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate any revenues from operations to fulfill our plan of operations. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2017 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2017, we did not have any contractual obligations. On September 19, 2017, we entered into an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate in the Kotzker Development Project with the objective of applying for FDA approval. It is anticipated that the drug candidate will be developed utilizing the new drug application 505(b)(2) regulatory pathway for use in the treatment during and immediately following exposure to organophosphorus nerve agents. The formulation of the drug candidate will be based on one or more synthetic cannabinoids.. We paid $75,000 to the contract manufacturer upon signing the contract, which further provides that we pay an additional $20,000 upon completion of the drug formulation and $20,000 upon completion of Phase 1 development. No payment schedule has yet been agreed to upon completion of Phase 2 and Phase 3 development stage and the contract may be terminated by either party.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2017 and are included elsewhere in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2017 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
10/25/2017 and 11/25/2017	2 consultants	295,200 shares of common stock	Services valued at $36,900
12/5/2017 through 1/31/2018	54 accredited investors	1,108,800 shares of common stock	$304,892

We relied upon the exemption from registration contained in Rule 506(b) of Regulation D under the Securities Act, as the securities were sold only to accredited investors, without the use of general solicitation or advertising. No underwriters or placement agents were used and no commissions were paid in the above stock transactions. Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Bankruptcy Court Order Confirming Sale of Public Shell Entity to Park Avenue Group, Inc. (1)
2.2	Amended and Restated Share Exchange Agreement between the Registrant and Intiva BioPharma Inc., dated October 13, 2017 (2)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Merger (1)
3.3	Certificate of Amendment of Certificate of Incorporation (1)
3.4	Certificate of Amendment of Certificate of Incorporation
3.5	Bylaws (1)
10.1	2017 Stock Incentive Plan
31.1	Rule 13a-14(a) Certification of Jeffrey Friedland
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Jeffrey Friedland Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Intiva BioPharma Inc. for the quarterly period ended December 31, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

(1)	Filed as an exhibit to the Registration Statement on Form 10, filed November 14, 2014.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 13, 2017, filed October 16, 2017.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTIVA BIOPHARMA INC.

Dated: February 14, 2018	By:	/s/ Jeffrey Friedland
Jeffrey Friedland, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

