Form 10-Q
period 2018-03-31
Intiva BioPharma Inc.
filed 2018-05-15
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number: 0-55320

Intiva BioPharma Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

4340 E Kentucky Ave., Suite 206, Glendale, CO 80246

(Address of principal executive offices) (Zip Code)

(303) 495-7583

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,772,096 shares as of May 9, 2018.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Intiva BioPharma Inc.

Consolidated Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
Assets
Current Assets
Cash	$733,399	$242,778
Due from related party	114,667	141,329
Total current assets	848,066	384,107

Deposit for acquisition of Kinder Holdings Corp.	-	86,670

License	337,915	302,915
Total Assets	$1,185,981	$773,692

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$53,138	$210,405
Total current liabilities	53,138	210,405

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 43,756,096 shares issued and outstanding -March 31, 2018; and 32,615,112 shares- June 30, 2017	4,376	3,262
Additional paid in capital	2,616,966	1,235,457
Common stock subject to forfeiture	(275,001)	-
Common stock subscription receivable	-	(484,000)
Accumulated deficit	(1,213,498)	(191,432)
Total Stockholders’ Equity	1,132,843	563,287
Total Liabilities and Stockholders’ Equity	$1,185,981	$773,692

See accompanying notes to consolidated financial statements.

Intiva BioPharma Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended March 31, 2017 and 2018

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	-	93,782	-	279,160
Research and development	61,196	875	61,196	90,720
Stock based compensation	-	45,833	-	434,516
General and administrative	6,025	127,238	6,025	217,670
Total operating expenses	67,221	267,728	67,221	1,022,066

Net loss	$(67,221)	$(267,728)	$(67,221)	$(1,022,066)

Loss per share - basic and diluted	$(0.003)	$(0.01)	$(0.003)	$(0.02)

Weighted average shares outstanding - basic and diluted	24,000,000	44,578,382	24,000,000	42,298,532

See accompanying notes to consolidated financial statements.

Intiva BioPharma Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2017 and 2018

(Unaudited)

	Nine Months Ended March 31,
	2017	2018

Cash flows from operating activities
Net loss	$(67,221)	$(1,022,066)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	434,516
Changes is assets and liabilities
Decrease in due from related party	-	26,662
Increase in advance from officers	52,000	-
Increase (decrease) in accounts payable and accrued expenses	67,196	(134,803)
Cash used in operating activities	51,975	(695,691)

Cash flows from investing activities
Cash paid for license	-	(35,000)
Cash paid for acquisition deposit	(50,000)	(12,900)
Cash used in investing activities	(50,000)	(47,900)

Cash flows from financing activities
Cash proceeds from issuance of common stock	-	1,261,592
Payment of offering costs	-	(27,380)
Cash provided by financing activities	-	1,234,212

Net increase in cash and cash equivalents	1,975	490,621
Cash and cash equivalents, beginning of period	-	242,778
Cash and cash equivalents, end of period	$1,975	$733,399

Supplemental disclosure of non-cash investing and
financing activities
Shares issued for Kinder Exchange	$-	$99,570

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of March 31, 2018 and for the three and nine-month periods ended March 31, 2017 and 2018 present the historical financial information of BioPharma.

BioPharma was incorporated under the laws of the State of Colorado on March 27, 2017 to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of cannabinoid-based drugs for medical conditions and disorders, and owns a license covering certain intellectual property, including certain patent applications, and has filed six of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Intiva USA Inc. (“Intiva USA”), which is a subsidiary of the Ontario, Canada corporation, INTIVA Inc., now known as Kanativa Inc.

All share and per share amounts have been adjusted in the footnotes and accompanying financial statements to give effect to the Share Exchange Transaction.

As disclosed in Note 3, for financial reporting purposes, the Share Exchange Transaction is accounted for as an additional capitalization of BioPharma with BioPharma as the accounting acquirer (reverse acquirer). The operations of BioPharma are the continuing operations of the Company.

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

Intiva BioPharma Inc.

Notes to Consolidated Financial Statements

Unaudited

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of March 31, 2018 and for the three and nine-month periods ended March 31, 2017 and 2018. All such adjustments are of a normal recurring nature.

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

Intiva BioPharma Inc.

Notes to Consolidated Financial Statements

Unaudited

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

Note 4 – License Agreement

In March 2017, Intiva Kotzker licensed certain intellectual property from Kotzker Consulting LLC (“Kotzker Consulting”), an unrelated entity. The licensed intellectual property includes patent applications relating to the use of cannabinoid receptor modulators and terpenes in the acute treatment during exposure to organophosphorus nerve agents and/or organophosphorus insecticides. Under terms of the agreement, Intiva Kotzker shall use its commercially reasonable efforts to develop and commercialize the licensed products, and, in particular, will be responsible for the design, manufacturing, preclinical, clinical, and regulatory development activities of the licensed products and shall bear the costs of such activities. As consideration for entering into the agreement, Intiva Kotzker agreed to: (i) pay Kotzker Consulting $180,000, (ii) pay patent prosecution costs incurred as of the date of the agreement of $15,000 and (iii) issue to Kotzker Consulting 31,550 shares of Intiva Inc.’s common stock valued at $78,875 ($2.50 per share based on recent private placement to third parties of Intiva Inc.’s common stock). The Company has capitalized legal fees of $29,040 incurred in conjunction with acquiring the license agreement, As of June 30, 2017, $65,000 was due under the license agreement, which amount was paid in August 2017. The total value ascribed to the License Agreement with Kotzker Consulting is $302,915. The license agreement terminates, on a country by country basis, upon the expiration of the licensed patent for the licensed intellectual property, or when a competitor generic product utilizing the licensed technology is marketed in the particular country.

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, $35,000 was paid to the licensor, and payments of $30,000 and $35,000 are required by August 31, 2018 and February 28, 2019, respectively. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement.

Note 5 –Stockholders’ Equity

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

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of BioPharma Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. As of March 31, 2018, 2,200,008 of the shares issued (valued at $275,001) are subject to forfeiture until vesting occurs.

Intiva BioPharma Inc.

Notes to Consolidated Financial Statements

Unaudited

On August 25, 2017, BioPharma entered into consulting agreements with two unrelated individuals for (i) developing and maintaining social media portals and (ii) identifying and developing potential strategic partners for the Company’s various drug development activities. The agreements are each for a three-month term, payable monthly in shares of the Company’s common stock, valued at $0.125 per share, of an aggregate 304,800 shares and 138,000 shares, respectively. As of March 31, 2018, an aggregate 442,800 shares of common stock, valued at $55,350, representing all amounts due pursuant to the consulting agreements, have been issued to the two individuals.

On September 1, 2017, BioPharma commenced a private placement sale of its common stock at $0.25 per share. The Company sold 100,000 shares for gross proceeds of $25,000, before offering costs of $4,916.

In January 2018, BioPharma commenced a unit private placement of Common Stock and Warrants at a price of $2.10 per unit. Each Unit consisted of two shares of Common Stock and one Warrant to purchase an additional share of common stock at a price of $2.90 per share for a term of six months commencing with the date of acceptance of the underlying subscription agreement. As of March 31, 2018, the Company received proceeds of $25,200 from the sale of 12,000 units.

On March 31, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and has reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. No awards have been granted under this Plan as of the date of this report.

Warrants

The relative fair value of the warrants attached to the common stock issued in the May 2017 private placement of units was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value attached to the common stock component is $1,139,573 and the relative fair value of the warrants is $255,927 as of the grant date.

The following table summarizes information about warrants outstanding at March 31, 2018:

	Number	Exercise Price	Expires
Class B	1,038,000	$0.38	June 7, 2018
Class C	1,046,400	$0.50	July 14, 2018

During the quarter ended March 31, 2018, warrants were exercised as follows:

	Number	Exercise Price	Gross Proceeds
Class A	812,400	$0.25	$203,100
Class B	14,400	$0.38	$5,472
Class C	12,000	$0.50	$6,000

The relative fair value of the warrants attached to the common stock issued in the January 2018 private placement of units was estimated at the date of grant using the Black-Sholes pricing model. The relative fair value attached to the common stock component is $19,762 and the relative fair value of the warrants is $5,438 as of the grant date. As of March 31, 2018, there are 12,000 warrants exercisable at a price of $2.90 per share through July 15, 2018.

Intiva BioPharma Inc.

Notes to Consolidated Financial Statements

Unaudited

Note 6 –Related Party Transactions

BioPharma was formed as a subsidiary of Intiva USA, which is a subsidiary of Kanativa Inc. (formerly INTIVA Inc.).

At June 30, 2017, BioPharma was owed $141,329 from Intiva USA for advances made by BioPharma on behalf of Intiva USA in conjunction with the Share Exchange Agreement (See Note 3). During the nine months ended March 31, 2018, $26,662 was repaid by Intiva USA. The balance due from Intiva USA at March 31, 2018 of $114,667 is classified as a current asset on the accompanying March 31, 2018 consolidated balance sheet.

In March 2018, the Company cancelled 1,166,667 unvested shares of common stock previously issued to its former CEO under the Company’s 2017 Stock Incentive Plan.

The Company’s Chairman, and Chief Financial Officer are also officers and/or a director of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 7 – Subsequent Events

On April 22, 2018, the Company extended the expiration date of its Class B Warrants from May 7, 2018, to June 7, 2018.

Through May 2, 2018, 16,000 Class B warrants have been exercised at $0.38 per share for total proceeds of $6,080.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three and nine months ended March 31, 2017 and 2018. This MD&A should be read in conjunction with our financial statements as of June 30, 2017 (audited). See section entitled “Forward-Looking Statements” above.

Overview

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $1,844,092 in equity capital during the period from April 2017 to March 31, 2018, there is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our business operations. We do not anticipate that BioPharma will generate revenues from its research and development activates related to its drug development projects for the near future.

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

Results of Operations for the three and nine months ended March 31, 2018

Net loss for the nine months ended March 31, 2018 was $1,022,066, an increase of $267,728 from the net loss of $754,338 for the six months ended December 31, 2017.

During the three months and nine months ended March 31, 2018, the Company’s efforts were focused on equity private placement financing activities, consummation of the Share Exchange Transaction, filings with the U.S. Patent Office and FDA, and initial research and development activities on its products. Professional fees of $279,160 for the nine months ended March 31, 2018 consisted of legal fees to external counsels and our chief operating officer for patent and FDA related matters, legal fees for securities related matters and filings as the Company completed the Share Exchange transaction, and audit fees for the period ended June 30, 2017, quarterly financial statement review and other required regulatory filings.

General and administrative costs during the quarter ended March 31, 2018 consisted primarily of internal travel and promotion costs related to our financing activities, director and officer liability insurance, website development and technical consulting. General and administrative costs of $$217,670 include costs associated with the Company’s migration from a private to public entity, and incurring transfer agent and other external costs associated with the transition.

Research and development costs of $90,720 for the nine months ended March 31, 2018 includes $75,000 paid under an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate (see “Contractual Obligations and Commitments” below).

On August 10, 2017, the Company granted an aggregate of 6,400,000 shares of BioPharma Common Stock to five officers and directors of the Company, subject to forfeiture restrictions. Restrictions lapsed as to one-third of each grant as of the initial date of grant, and restrictions as to one-twelfth of each grant will lapse quarterly for a two-year period commencing on the last day of each calendar quarter beginning on October 1, 2017. Stock based compensation for the three and nine months ended March 31, 2018 includes $45,833 and $434,516, respectively, as the value of shares vested under the grant. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. During the nine months ended March 31, 2018 the Company recorded $55,350 as the value of common stock issued to two individuals under consulting agreements.

Results of Operations for the three and nine months ended March 31, 2017

The Company was incorporated on March 27, 2017. The Company’s parent, Intiva USA, paid all operating costs and expenses and obligations related to acquisition of the license agreement, including costs incurred prior to incorporation of the Company, through March 31, 2017 in exchange for the issuance to Intiva USA of 24,000,000 shares of the Company’s common stock. During this initial period ended March 31, 2017, $61,196 was incurred for initial research and development of potential licenses and patents. General and administrative costs of $6,025 include internal costs associated with formation and potential fund raising.

Liquidity and Capital Resources

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in its drug development activities, and raise sufficient equity, debt capital or strategic relationships to sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital, or entering into strategic arrangements with one or more third parties.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $1,539,000 from the private sale of equity securities through March 31, 2018 and approximately $305,000 from the exercise of common stock warrants, and our expectation that we will be successful in raising up to an additional $1million during the next twelve months, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $1.85 million, in equity capital (including exercised warrants) and we may be expected to require up to an additional $1 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the capital that we raise to fund our ongoing research efforts, as well as the costs incurred by being a public reporting company. However, there can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2017, we did not have any contractual obligations. On September 19, 2017, we entered into an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate in the Kotzker Development Project with the objective of applying for FDA approval. It is anticipated that the drug candidate will be developed utilizing the new drug application 505(b)(2) regulatory pathway for use in the treatment during and immediately following exposure to organophosphorus nerve agents. The formulation of the drug candidate will be based on one or more synthetic cannabinoids. We paid $75,000 to the contract manufacturer upon signing the contract, which further provides that we pay an additional $20,000 upon completion of the drug formulation and $20,000 upon completion of Phase 1 development. No payment schedule has yet been agreed to upon completion of Phase 2 and Phase 3 development stage and the contract may be terminated by either party.

On February 28, 2018, we obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. We paid $35,000 upon execution of the agreement, and payments of $30,000 and $35,000 are required by August 31, 2018 and February 28, 2019, respectively. We are required to pay milestone payments once we have obtained regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. We may grant sublicenses under the terms of our agreement.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of March 31, 2018 and are included elsewhere in this report.

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

As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
1/15/2018	1 accredited investor	24,000 shares of common stock	$25,200
1/1/2018 through 3/31/2018	48 accredited investors	838,800 shares of common stock	$214,572

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Bankruptcy Court Order Confirming Sale of Public Shell Entity to Park Avenue Group, Inc. (1)
2.2	Amended and Restated Share Exchange Agreement between the Registrant and Intiva BioPharma Inc., dated October 13, 2017 (2)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Merger (1)
3.3	Certificate of Amendment of Certificate of Incorporation (1)
3.4	Certificate of Amendment of Certificate of Incorporation
3.5	Bylaws (1)
10.1	2017 Stock Incentive Plan

Regulation S-K Number	Document
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.
10.4	2018 Equity Incentive Plan
31.1	Rule 13a-14(a) Certification of Alain Bankier
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Alain Bankier Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Intiva BioPharma Inc. for the quarterly period ended March 31, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

(1)	Filed as an exhibit to the Registration Statement on Form 10, filed November 14, 2014.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 13, 2017, filed October 16, 2017.
(3)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTIVA BIOPHARMA INC.

Dated: May 15, 2018	By:	/s/ Alain Bankier
Alain Bankier, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

