Form 10-Q
period 2018-09-30
NEXIEN BIOPHARMA, INC.
filed 2018-11-14
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

000-28867

(Commission file number)

NEXIEN BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2049376
(State of Incorporation)	(I.R.S. Employer Identification No.)

4340 E Kentucky Ave., Suite 206, Glendale, CO 80246

(Address of principal executive offices) (Zip Code)

(303) 495-7583

(Registrant’s telephone number, including area code)

Intiva BioPharma Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,448,496 shares as of November 14, 2018.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)

Assets

Current Assets
Cash	$574,095	$819,739
Due from related party	18,000	15,000

Total current assets	592,095	834,739

Due from related party - non-current	95,167	99,667

License	337,915	337,915

Total Assets	$1,025,177	$1,272,321

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$51,485	$88,785

Total current liabilities	51,485	88,785

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized;44,448,496 shares issued and outstanding -as of September 30, 2018 and June 30, 2018	4,445	4,445
Additional paid in capital	3,316,439	2,882,888
Common stock subject to forfeiture	(75,000)	(229,168)
Accumulated deficit	(2,272,192)	(1,474,629)

Total Stockholders’ Equity	973,692	1,183,536

Total Liabilities and Stockholders’ Equity	$1,025,177	$1,272,321

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017

Revenue	$-	$-

Operating expenses
Professional fees	84,773	70,475
Research and development	33,408	80,313
General and administrative	679,382	300,286

Total operating expenses	797,563	451,074

Net loss	$(797,563)	$(451,074)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	44,448,496	38,758,778

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended September 30, 2018

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2018	44,448,496	$4,445	$2,882,888	$(229,168)	$(1,474,629)	$1,183,536

Vesting of management shares subject to forfeiture	-	-	-	154,168	-	154,168
Fair value of options and warrants	-	-	-	-	-	-
issued for services	-	-	277,617	-	-	277,617
Fair value of warrants issued	-	-	155,934	-	-	155,934
Net loss	-	-	-	-	(797,563)	(797,563)

Balance, September 30, 2018	44,448,496	$4,445	$3,316,439	$(75,000)	$(2,272,192)	$973,692

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities
Net loss	$(797,563)	$(451,074)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	587,719	285,116
Changes is assets and liabilities
Decrease (increase) in due from related party	1,500	27,999
(Decrease) increase in accounts payable and accrued expenses	(37,300)	(145,945)
Cash used in operating activities	(245,644)	(283,904)

Cash flows from investing activities
Cash paid for acquisition deposit	-	(2,900)
Cash used in investing activities	-	(2,900)

Cash flows from financing activities
Cash proceeds from issuance of common stock	-	931,500
Payment of offering costs	-	(22,464)
Cash provided by financing activities	-	909,036

Net increase in cash and cash equivalents	(245,644)	622,232
Cash and cash equivalents, beginning of period	819,739	242,778
Cash and cash equivalents, end of period	$574,095	$865,010

Supplemental disclosure of non-cash investing and financing activities
Unpaid offering costs	$-	$4,916

See accompanying notes to consolidated financial statements.

NEXIEN BIOPHARMA, INC.

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of September 30, 2018 and June 30, 2018 and for the three-month periods ended September 30, 2018 and 2017 present the historical financial information of BioPharma.

BioPharma was incorporated under the laws of the State of Colorado on March 27, 2017 to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of cannabinoid-based drugs for medical conditions and disorders, and owns a license covering certain intellectual property, including certain patent applications, and has filed five of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Intiva USA Inc. (“Intiva USA”), which is a subsidiary of the Ontario, Canada corporation, Kanativa Inc.

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

Basis of Presentation/Going Concern Uncertainty

The Financial Statements presented herein have been prepared in accordance with the accounting policies described in the June 30, 2018 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Nature of Business and Basis of Presentation (continued)

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $2,272,192. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At September 30, 2018, the Company had working capital of $540,610. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of September 30, 2018 and for the three-month periods ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2018 and June 30, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 2 – Summary of Significant Accounting Policies (continued)

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2018 and June 30, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 2 – Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820).” The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 4 – License Agreements

In March 2017, Intiva Kotzker licensed certain intellectual property from Kotzker Consulting LLC (“Kotzker Consulting”), an unrelated entity. The licensed intellectual property includes patent applications relating to the use of cannabinoid receptor modulators and terpenes in the acute treatment during exposure to organophosphorus nerve agents and/or organophosphorus insecticides. Under terms of the agreement, Intiva Kotzker shall use its commercially reasonable efforts to develop and commercialize the licensed products, and, in particular, will be responsible for the design, manufacturing, preclinical, clinical, and regulatory development activities of the licensed products and shall bear the costs of such activities. As consideration for entering into the agreement, Intiva Kotzker agreed to: (i) pay Kotzker Consulting $180,000, (ii) pay patent prosecution costs incurred as of the date of the agreement of $15,000 and (iii) issue to Kotzker Consulting 31,550 shares of Intiva Inc.’s common stock valued at $78,875 ($2.50 per share based on recent private placement to third parties of Intiva Inc.’s common stock). The Company has capitalized legal fees of $29,040 incurred in conjunction with acquiring the license agreement, As of June 30, 2017, $65,000 was due under the license agreement, which amount was paid in August 2017. The total value ascribed to the License Agreement with Kotzker Consulting is $302,915 at September 30, 2018. The license agreement terminates, on a country by country basis, upon the expiration of the licensed patent for the licensed intellectual property, or when a competitor generic product utilizing the licensed technology is marketed in the particular country.

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

In September, 2017, BioPharma entered into a contract with a contract manufacturing organization to develop an injectible formulation of a drug product to be submitted to the FDA. It is anticipated that the product will be developed utilizing the new drug application 505(b) (2) regulatory pathway for use in the treatment during and immediately following exposure to organophosphorous nerve agents. The drug product is to consist of a synthetic cannabinoid and a blend of terpenes in an injectible vehicle.

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor, $10,000 was paid on November 1, 2018, $20,000 is due on February 28, 2019 and a final payment, in cash or stock at the option of the Company, of $35,000 is due August 31, 2019. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement. As of September 30, 2018, the Company capitalized $35,000 under the license agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 5 – Stockholders’ Equity

Warrants

The Company has issued warrants to investors in a series of subscription agreements in equity financings.

On July 27, 2018, Company extended the expiration date of its Class C Warrants, from July 27, 2018, to August 8, 2018, and also offered holders of the Class C Warrants who did not wish to exercise their warrants the opportunity to exchange their Class C Warrants for new warrants. Each new warrant, denominated as Class D, is exercisable through November 30, 2018 to purchase one unit for $1.00, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $2.00 per share through January 31, 2019. Holders of 944,400 Class C warrants were issued Class D warrants.

On September 12, 2018, the Company authorized the issuance of 94,000 Class E warrants to those shareholders who exercised their Class C warrants and did not exchange them for Class D warrants. Each Class E warrant is exercisable to purchase one share of common stock at a price of $2.00 per share through January 31, 2019.

The relative fair value of each warrant issuance is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan as of September 30, 2018:

Average risk-free interest rates	2.0% - 2.16%
Average expected life (in years)	.35 to .39
Volatility	175% to 296%

The relative fair value attached to the Class D warrants is $151,467 and the relative fair value attached to the Class E warrants is $4,467 as of the grant date.

A summary of warrant activity during the three months ended September 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2018	1,034,400	$.53	.1
Granted	1,038,400	$1.09
Exercised	-
Expired	(1,034,400)	$.53
Outstanding and exercisable – September 30, 2018	1,038,400	$1.09	.2

The following table summarizes information about warrants outstanding at September 30, 2018:

	Number	Exercise Price	Expires
Class D	944,400	$1.00	November 30, 2018
Class E	94,000	$2.00	January 31, 2019

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 5 – Stockholders’ Equity (continued)

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its’ former Chief Executive Officer and Chief Financial Officer. As of September 30, 2018, 600,000 of the shares issued (valued at $75,000) are subject to forfeiture until vesting occurs.

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

In August 2018, the Board of Directors granted options to purchase a total of 150,000 shares of Common Stock, exercisable for a period of seven years, to two individuals, (i) a director and (ii) a consultant of the Company, at an exercise price of $0.38 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan as of September 30, 2018:

Average risk-free interest rates	2.7% - 3.01%
Average expected life (in years)	4.0 to 7.0
Volatility	171% to 296%

The fair value of the options granted during the three months ended September 30, 2018 is $950,658. Amortization of the vested portion of the options charged to operations was $277,617 for the period, and $673,041 is unamortized at September 30, 2018.

A summary of option activity during the three months ended September 30, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2018	-
Granted	1,960,000	$0.53
Exercised	-
Expired	-
Outstanding – September 30, 2018	1,960,000	$0.53	6.8
Exercisable – September 30, 2018	571,250

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6 – Related Party Transactions

BioPharma was formed as a subsidiary of Intiva USA, which is a subsidiary of Kanativa Inc.

At September 30, 2018, BioPharma was owed $113,167 from Intiva USA for advances made by BioPharma on behalf of Intiva USA in conjunction with the Share Exchange Agreement (See Note 3). The balance due from Intiva USA is being repaid at $1,500 per month for 18 months commencing September 1, 2018 with the remaining balance due on March 1, 2020. During the three months ended September 30, 2018, $1,500 was repaid to the Company pursuant to the agreement with Intiva USA.

On August 10, 2017, the Board of Directors granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share), under the Company’s 2017 Stock Incentive Plan. One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. As of September 30, 2018, 600,000 of the shares issued (valued at $75,000) are subject to forfeiture until vesting occurs.

Certain Directors and the Chief Financial Officer of the Company are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 7 – Subsequent Events

2018 Equity Incentive Plan

On October 17, 2018, the Board of Directors granted options to purchase an aggregate 800,000 shares of Common Stock, exercisable for a period of seven years, to officers/directors of the Company at an exercise price of $0.655 per share and confirmed a grant of options made as of October 1, 2018, to purchase 500,000 shares of Common Stock, exercisable for a period of seven years, to an officer and director of the Company at an exercise price $0.48. All of the options were fully vested as of the date of grant.

CRX Limited Liability Company Interest Purchase Agreement

On October 26, 2018, Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRX Bio Holdings LLC, a Delaware limited liability company (“CRX”), to acquire all of the membership interest in CRX in exchange for 11,000,000 restricted shares of the Company’s common stock (the “Acquisition”). CRX is engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) enhancement. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRX as a wholly-owned subsidiary, the Company acquired all of its assets, which consist primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, the Company issued to the six members of CRX (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which shall be released from forfeiture restrictions according to the following vesting schedule:

●	30% shall be fully vested 12 months following the Closing (October 26, 2019);
●	30% shall be fully vested 24 months following the Closing (October 26, 2020); and
●	30% shall be fully vested 36 months following the Closing (October 26, 2021).

Any Seller who is not then providing services to the Company or any of its subsidiaries on any vesting date, whether through voluntary termination or termination “for cause,” will forfeit his unvested shares, which will be cancelled.

Immediately after closing, Alex Wasyl, the CEO of CRX, was elected to serve as a director and the CEO of the Company. Alain Bankier, who had been serving as the interim CEO of the Company, was elected to serve as the Company’s Executive Chairman of the Board of Directors and Chief Strategy Officer. Richard Greenberg resigned his position as Chairman of the Board, but continues to serve on the Board.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three months ended September 30, 2018 and 2017. This MD&A should be read in conjunction with our financial statements as of June 30, 2018 (audited). See section entitled “Forward-Looking Statements” above.

Overview

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to September 30, 2018, there is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our business operations. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the Food and Drug Administration (“FDA”).

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development programs. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. Nevertheless, we estimate that we will need to raise at a minimum $1.5 million during the next 12 months to continue our drug development programs and fund the operating costs related to being a public company. Determining a budget is subject to a number of factors. In general, this estimate may be higher if our research efforts prove to be successful, or lower if the research efforts produce results that warrant a decision to cease ongoing research and development efforts. Failure to obtain this necessary capital at acceptable terms, if at all, when needed, may force us to delay, limit, or terminate our drug development efforts to secure regulatory approvals and would adversely impact our planned research and development efforts in connection with the Company’s future drugs, which may make it more difficult for us to attain profitability.

Results of Operations for the three months ended September 30, 2018 as compared to September 30, 2017

Net loss for the three months ended September 30, 2018 was $797,563, an increase of $346,489 from the net loss of $451,074 for the three months ended September 30, 2017.

Professional fees of $84,773 for the three months ended September 30, 2018 consisted of legal fees to external counsels and our chief operating officer for patent and FDA related regulatory matters, legal fees for securities related matters, and fees for annual audit and other required regulatory filings. During the period ended September 30, 2017, the Company’s efforts were focused on equity private placement financing activities, consummation of the Share Exchange Transaction, filings with the U.S. Patent Office and with the FDA, which incurred professional fees of $70,475.

General and administrative costs of $679,382 incurred during three months ended September 30, 2018 includes $91,663 for regulatory filings including OTCQB listing, consulting fees for technical research, and director and officer liability insurance; and stock-based compensation costs of $587,719 for vesting of common shares previously issued to management, and the valuation of vested options granted and warrants issued during the period. During the comparable 2017 period, general and administrative costs of $300,286 included costs associated with the Company’s migration from a private to public entity, including transfer agent and other external costs associated with the transition, and stock-based compensation of $285,116 for common shares issued for consulting services and for vesting of common shares previously issued to management.

During the three months ended September 30, 2018, the Board of Directors granted options to purchase a total of 1,810,000 shares of Common Stock, exercisable for a period of seven years, to officers/directors/consultants of the Company at an exercise price of $0.54 per share, and options to purchase a total of 150,000 shares of Common Stock, exercisable for a period of seven years, to two individuals, (i) a director and (ii) a consultant of the Company, at an exercise price of $0.38 per share.

Research and development costs decreased to $33,408 for the period ended September 30, 2018 as compared to $80,313 for the period ended September 30, 2017, which included $75,000 paid under an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate (see “Contractual Obligations and Commitments” below).

Research and development costs for the 2018 period were predominately for continuation of activities under our agreement with the contract manufacturer.

Liquidity and Capital Resources

At September 30, 2018, we had working capital of $540,610, and cash of $574,095, as compared to working capital of $745,954 and cash of $819,739 at June 30, 2018. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. There was no increase in liquidity from financing activities during the three months ended September 30, 2018. While operating and investing activities used cash of $286,804 during the comparable three-month period ended September 30, 2017, $909,036 was provided through sales of Common Stock during the 2017 period.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through September 30, 2018, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate we will need to raise at a minimum $1.5 million during the next 12 months to continue our drug development projects and fund the operating costs related to being a public company. Determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts produce results that warrant a decision to cease ongoing research and development efforts. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, and new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

As the result of the acquisition of CRx Bio (“CRx”), we will be able to eliminate the salary of one officer of the Company. All other officers, including the new management team from CRx, are not being paid any cash compensation. In addition, by bringing on an in-house legal counsel with extensive patent experience, we will be able to bring all Intellectual Property (“IP”) legal expenses in house. This will substantially reduce most legal expenses, which is a significant percentage of cash expenses. Finally, as CRx had been exploring similar research for alternative delivery systems as Nexien, we will be able to consolidate this research and maintain the original Nexien capital expenditure budget.

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and we may be expected to require up to an additional $1.5 million in capital during the next 12 months to fully implement our business plan and fund our operations. Determining a budget is subject to a number of factors. In general, this estimate may be higher if our research efforts prove to be successful or lower if the research efforts produce results that warrant a decision to cease ongoing research and development efforts. Our plan is to utilize the capital that we raise to fund our ongoing research efforts, as well as the costs incurred by being a public reporting company. However, there can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development programs. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

On February 28, 2018, we obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor, $10,000 was paid on November 1, 2018, $20,000 is due on February 28, 2019 and a final payment, in cash or stock at our option, of $35,000 is due August 31, 2019. We are required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. We may grant sublicenses under the terms of the agreement.

On October 26, 2018, we entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRx Bio Holdings LLC, a Delaware limited liability company (“CRx”), to acquire all of the membership interest in CRx in exchange for 11,000,000 restricted shares of our common stock (the “Acquisition”). CRx is engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) enhancement. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRx as a wholly-owned subsidiary, we acquired all of its assets, which consist primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, we issued to the six members of CRx (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which shall be released from forfeiture restrictions according to the following vesting schedule:

●	30% shall be fully vested 12 months following the Closing (October 26, 2019);
●	30% shall be fully vested 24 months following the Closing (October 26, 2020); and
●	30% shall be fully vested 36 months following the Closing (October 26, 2021).

Any Seller who is not then providing services to us or any of our subsidiaries on any vesting date, whether through voluntary termination or termination “for cause,” will forfeit his unvested shares, which will be cancelled.

Immediately after closing, Alex Wasyl, the CEO of CRx, was elected to serve as a director and our CEO. Alain Bankier, who had been serving as our interim CEO, was elected to serve as our Executive Chairman of the Board of Directors and Chief Strategy Officer. Richard Greenberg resigned his position as Chairman of the Board, but continues to serve on the Board.

Nexien has entered into an agreement with a major university to perform pre-clinical research related to the parenteral administration of cannabinoid formulations. As this research is common to both the CRx programs and the Nexien programs, we will be able to consolidate this research and maintain the original Nexien capital expenditure budget.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of September 30, 2018 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 10-K as filed with the SEC on September 28, 2018, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
7/25/2018	6 Officers, directors and consultants	Options to purchase 1,810,000 shares of common stock at $0.54 per share	Services
7/27/2018-8/8/2018	47 accredited investors	944,400 Class D Warrants	Exchanged for Class C Warrants
8/10/2018	One director and one consultant	Options to purchase 150,000 shares of common stock at $0.38 per share	Services
9/12/2018	8 accredited investors	94,000 Class E Warrants	Exercise of Class C Warrants

We relied upon the exemption from registration contained in Rule 506 of Regulation D and Section 4(a)(2) under the Securities Act, as the securities were issued only to accredited investors or persons closely associated with the registrant, without the use of general solicitation or advertising. No underwriters or placement agents were used and no commissions were paid in the above transactions. Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Amended and Restated Share Exchange Agreement between the Registrant and Intiva BioPharma Inc., dated October 13, 2017 (1)
2.2	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (2)
3.1	Certificate of Incorporation (3)
3.2	Certificate of Merger (3)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Amendment to Certificate of Incorporation (4)
3.5	Certificate of Amendment to Certificate of Incorporation (5)
3.6	Bylaws (3)
4.1	Form of Class D Warrant (5)
4.2	Form of Class E Warrant (5)
10.1	2017 Stock Incentive Plan (4)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (4)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (4)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (5)
31.1	Rule 13a-14(a) Certification of Alex Wasyl
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Alex Wasyl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended September 30, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 16, 2017.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2017.
(3)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: November 14, 2018	By:	/s/ Alex Wasyl
Alex Wasyl, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

