Form 10-Q
period 2018-12-31
NEXIEN BIOPHARMA, INC.
filed 2019-02-14
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,715,996 shares as of February 11, 2019.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)

Assets

Current Assets
Cash	$398,687	$819,739
Due from related party	19,500	15,000

Total current assets	418,187	834,739

Due from related party - non-current	90,667	99,667

License	347,915	337,915

Total Assets	$856,769	$1,272,321

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$11,641	$88,785

Total current liabilities	11,641	88,785

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized;
Issued and outstanding - 53,715,996 (December 31, 2018)
and 44,448,496 (June 30, 2018)	5,372	4,445
Additional paid in capital	11,334,662	2,882,888
Common stock subject to forfeiture	(6,263,549)	(229,168)
Accumulated deficit	(4,231,357)	(1,474,629)

Total Stockholders’ Equity	845,128	1,183,536

Total Liabilities and Stockholders’ Equity	$856,769	$1,272,321

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended December 31, 2018 and 2017

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	58,054	114,903	142,827	185,378
Research and development	12,570	9,532	45,978	89,845
General and administrative	1,888,541	178,829	2,567,923	479,115

Total operating expenses	1,959,165	303,264	2,756,728	754,338

Net loss	$(1,959,165)	$(303,264)	$(2,756,728)	$(754,338)

Loss per share - basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Weighted average shares outstanding -
basic and diluted	52,426,518	43,585,402	48,415,709	41,180,126

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended December 31, 2018

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2018	44,448,496	$4,445	$2,882,888	$(229,168)	$(1,474,629)	$1,183,536

Issuance of shares for acquisition of CRx at $0.76 per share	11,000,000	1,100	8,358,900	(7,524,000)	-	836,000
Vesting of management shares subject to forfeiture	-	-	-	172,919	-	172,919
Fair value of options and warrants issued for services	-	-	1,253,467	-	-	1,253,467
Fair value of warrants issued	-	-	155,934	-	-	155,934
Cancellation of CRx shares	(1,732,500)	(173)	(1,316,527)	1,316,700	-	-
Net loss	-	-	-	-	(2,756,728)	(2,756,728)

Balance, December 31, 2018	53,715,996	$5,372	$11,334,662	$(6,263,549)	$(4,231,357)	$845,128

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash flows from operating activities
Net loss	$(2,756,728)	$(754,338)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	1,582,320	388,683
Fair value of shares issued for CRx Acquistion	836,000	-
Changes is assets and liabilities
Decrease (increase) in due from related party	4,500	26,662
(Decrease) increase in accounts payable and accrued expenses	(77,144)	(131,264)
Cash used in operating activities	(411,052)	(470,257)

Cash flows from investing activities
Cash paid for license	(10,000)	-
Cash paid for acquisition deposit	-	(12,900)
Cash used in investing activities	(10,000)	(12,900)

Cash flows from financing activities
Cash proceeds from issuance of common stock	-	1,021,820
Payment of offering costs	-	(27,380)
Cash provided by financing activities	-	994,440

Net increase in cash and cash equivalents	(421,052)	511,283
Cash and cash equivalents, beginning of period	819,739	242,778

Cash and cash equivalents, end of period	$398,687	$754,061

Supplemental disclosure of non-cash investing and financing activities
Shares issued for Kinder exchange	$-	$99,570
Cancellation of CRx shares	$173	$-

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of December 31, 2018 and June 30, 2018 and for the six and three- month periods ended December 31, 2018 and 2017 present the historical financial information of BioPharma.

BioPharma was incorporated under the laws of the State of Colorado on March 27, 2017 to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of cannabinoid-based drugs for medical conditions and disorders, and owns a license covering certain intellectual property, including certain patent applications, and has filed five of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Kanativa USA Inc. (formerly Intiva USA Inc.) (“Kanativa USA”), which is a subsidiary of the Ontario, Canada corporation, Kanativa Inc.

All share and per share amounts have been adjusted in the footnotes and accompanying financial statements to give effect to the Share Exchange Transaction.

Principles of Consolidation

The accompanying consolidated financial statements include BioPharma and its wholly owned subsidiaries: Intiva BioPharma Inc. (a Colorado corporation), NexN Inc. (formerly Intiva Kotzker Pharmaceuticals Inc.) (“NexN”), NexDM Inc. (formerly Intiva Sharir Inc.), and CRX Bio Holdings LLC, a Delaware limited liability company (“CRX”), and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Nature of Business and Basis of Presentation (continued)

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $4,231,357. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At December 31, 2018, the Company had working capital of $406,546. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of December 31, 2018 and for the six and three-month periods ended December 31, 2018 and 2017. All such adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2018 and June 30, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2018 and June 30, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Note 3 – Share Exchange Agreement

On August 8, 2017, the Company entered into a Share Exchange Agreement, as amended and restated on October 13, 2017, (the “Agreement”), with BioPharma. Pursuant to the terms of the Agreement, the Company agreed to issue to the shareholders of BioPharma 42,642,712 post-reverse stock-split shares of the Company’s common stock, par value $0.0001 (“Common Stock”), in exchange for all of the issued and outstanding shares of BioPharma capital stock, thereby making BioPharma a wholly-owned subsidiary of the Company. As part of the Closing of the Agreement, the 20,000,000 pre-reverse split shares of the Company’s Common Stock previously purchased by Kanativa USA, effective on June 26, 2017 in a change in control transaction from the Company’s control shareholders, were canceled. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer).

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 4 – License Agreements

In March 2017, NexN licensed certain intellectual property from Kotzker Consulting LLC (“Kotzker Consulting”), an unrelated entity. The licensed intellectual property includes patent applications relating to the use of cannabinoid receptor modulators and terpenes in the acute treatment during exposure to organophosphorus nerve agents and/or organophosphorus insecticides. Under terms of the agreement, NexN shall use its commercially reasonable efforts to develop and commercialize the licensed products, and, in particular, will be responsible for the design, manufacturing, preclinical, clinical, and regulatory development activities of the licensed products and shall bear the costs of such activities. As consideration for entering into the agreement, NexN agreed to: (i) pay Kotzker Consulting $180,000, (ii) pay patent prosecution costs incurred as of the date of the agreement of $15,000 and (iii) issue to Kotzker Consulting 31,550 shares of Intiva Inc.’s common stock valued at $78,875 ($2.50 per share based on recent private placement to third parties of Intiva Inc.’s common stock). The Company has capitalized legal fees of $29,040 incurred in conjunction with acquiring the license agreement, As of June 30, 2017, $65,000 was due under the license agreement, which amount was paid in August 2017. The total value ascribed to the License Agreement with Kotzker Consulting is $302,915 at December 31, 2018. The license agreement terminates, on a country by country basis, upon the expiration of the licensed patent for the licensed intellectual property, or when a competitor generic product utilizing the licensed technology is marketed in the particular country.

NexN shall be responsible for development milestone payments for (i) licensed products for use as a preventative and therapeutic neuroprotective against nerve agents and pesticides and (ii) licensed products for treatment of diseases. Milestone payments for each of the foregoing will each be due in two payments, the first payment no later than thirty (30) days from acceptance of submission of the regulatory filing of the first licensed product and the second payment no later than thirty (30) days from approval of the first licensed product. Royalties will be due beginning with first commercial sale of developed products. The Company has completed and submitted a Pre-Investigational New Drug meeting request and amendment thereto with the FDA.

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

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor, $10,000 was paid on November 1, 2018, $20,000 is due on February 28, 2019 and a final payment, in cash or stock at the option of the Company, of $35,000 is due August 31, 2019. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement. As of December 31, 2018, the Company capitalized $45,000 under the license agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 5 – Stockholders’ Equity

CRX Limited Liability Company Interest Purchase Agreement

On October 26, 2018, Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRX Bio Holdings LLC, a Delaware limited liability company (“CRX”), to acquire all of the membership interest in CRX in exchange for 11,000,000 restricted shares of the Company’s common stock (the “Acquisition”), valued at $0.76 per share. The transaction has been accounted for as an asset acquisition, and not a business combination, and has been valued at the fair value of the common stock issued by the Company, as CRX’s cost basis was $0 in the assets. CRX is engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) enhancement. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRX as a wholly-owned subsidiary, the Company acquired all of its assets, which consist primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, the Company issued to the six members of CRX (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which shall be released from forfeiture restrictions according to the following vesting schedule:

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and will be amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition.

Effective December 31, 2018, one seller resigned from the Company and forfeited 1,732,500 unvested shares, valued at $1,316,699 ($0.76 per share).

Warrants

The Company has issued warrants to investors in a series of subscription agreements in equity financings.

On July 27, 2018, Company extended the expiration date of its Class C Warrants, from July 27, 2018, to August 8, 2018, and also offered holders of the Class C Warrants who did not wish to exercise their warrants the opportunity to exchange their Class C Warrants for new warrants. Each new warrant, denominated as Class D, was exercisable through November 30, 2018 to purchase one unit for $1.00, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock at a price of $2.00 per share through January 31, 2019. Holders of 944,400 Class C warrants were issued Class D warrants.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 5 – Stockholders’ Equity (continued)

The relative fair value of each warrant issuance is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.0% - 2.16%
Average expected life (in years)	.35 to .39
Volatility	175% to 296%

The relative fair value attached to the Class D warrants is $151,467 and the relative fair value attached to the Class E warrants is $4,467 as of the grant date.

A summary of warrant activity during the six months ended December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2018	1,034,400	$.53	.1
Granted	1,038,400	$1.09
Exercised	-
Expired	(1,978,800)	$.75
Outstanding and exercisable – December 31, 2018	94,000	$2.00	.1

The following table summarizes information about warrants outstanding at December 31, 2018:

	Number	Exercise Price	Expires
Class E	94,000	$2.00	January 31, 2019

The Class E warrants expired unexercised on January 31, 2019.

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of December 31, 2018, 450,000 of the shares issued (valued at $56,250) are subject to forfeiture until vesting occurs.

2018 Equity Incentive Plan

(i) On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and has reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.6% - 2.8%
Average expected life (in years)	4.0 to 7.0
Volatility	171% to 296%

The fair value of the options granted as of December 31, 2018 is $891,318. Amortization of the vested portion of the options charged to operations was $449,470 for the period, and $441,848 is unamortized at December 31, 2018.

(ii) On October 17, 2018, the Board of Directors granted options to purchase an aggregate 800,000 shares of Common Stock, exercisable for a period of seven years, to officers/directors of the Company at an exercise price of $0.655 per share and confirmed a grant of options made as of October 1, 2018, to purchase 500,000 shares of Common Stock, exercisable for a period of seven years, to an officer and director of the Company at an exercise price $0.48. All of the options were fully vested as of the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.88% - 2.93%
Average expected life (in years)	4.0
Volatility	171% to 172%

The fair value of the fully vested options granted of $803,997 was charged to operations in the period ended December 31, 2018.

A summary of option activity during the six months ended December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2018	-
Granted	3,260,000	$0.55
Exercised	-
Expired	-
Outstanding– December 31, 2018	3,260,000	$0.55	6.7
Exercisable – December 31, 2018	2,280,000

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6 – Related Party Transactions

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc.

At December 31, 2018, BioPharma was owed $110,167 from Kanativa USA for advances made by BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Agreement (See Note 3). The balance due from Kanativa USA is being repaid at $1,500 per month for 18 months commencing September 1, 2018 with the remaining balance due on March 1, 2020. During the six months ended December 31, 2018, $4,500 was repaid to the Company pursuant to the agreement with Kanativa USA.

On August 10, 2017, the Board of Directors granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share), under the Company’s 2017 Stock Incentive Plan. One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. As of December 31, 2018, 450,000 of the shares issued (valued at $56,250) are subject to forfeiture until vesting occurs.

Certain Directors and the Chief Financial Officer of the Company are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 7 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that it does not have any material sub subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the six and three months ended December 31, 2018 and 2017. This MD&A should be read in conjunction with our financial statements as of June 30, 2018 (audited). See section entitled “Forward-Looking Statements” above.

Overview

We are engaged in pursuing pre-clinical and drug development activities for certain pharmaceutical formulations that include cannabinoids. Since March 2017, we have filed five of our own provisional patent applications, and acquired a license covering certain intellectual property related to a drug delivery system. In October 2018, we acquired all of the membership interest in CRx Bio Holdings LLC, which also engaged in the research and development of advanced cannabinoid formulations and drug delivery systems, by issuing 11,000,000 shares of our common stock. As part of the CRx acquisition, we also acquired three additional patent applications. CRx had an agreement with a major university to perform pre-clinical research related to the parenteral administration of cannabinoid formulations. As this research is common to both the CRx programs and the Nexien programs, we will be able to consolidate this research and maintain the original Nexien capital expenditure budget.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to December 31, 2018, there is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our business operations. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the Food and Drug Administration (“FDA”).

Results of Operations for the six months ended December 31, 2018 as compared to December 31, 2017

Net loss for the six months ended December 31, 2018 was $2,756,728, an increase of $2,002,390 from the net loss of $754,338 for the six months ended December 31, 2017. As explained below, most of the loss is attributable to significant stock-based compensation costs and the fair value of common stock issued for the CRx acquisition.

General and administrative costs of $2,567,923 incurred during the six months ended December 31, 2018 includes $1,582,320 of non-cash stock-based compensation costs for: vesting of common shares previously issued to management valued at $172,919; the fair value of vested stock options granted of $1,253,467; and the fair value of warrants issued of $155,934. Also included in general and administrative costs for the 2018 period is a non-cash charge of $836,000 for the fair value of the 1,100,000 vested shares issued for the acquisition of CRX Bio Holdings LLC. General and administrative costs of $479,115 for the six months ended December 31, 2017 includes non-cash stock-based compensation costs for the period of $388,683, consisting of $333,333 as the value of shares issued to management, and $55,350 for common stock issued to two individuals under consulting agreements. Exclusive of stock-based compensation costs, general and administrative costs for the six months ended December 31, 2018 was $149,604, an increase of $59,172 from comparable costs for the 2017 period of $90,432.

During the six months ended December 31, 2018, the Board of Directors granted options to purchase a total of 1,810,000 shares of Common Stock, exercisable for a period of seven years, to officers/directors/consultants of the Company at an exercise price of $0.54 per share; options to purchase a total of 150,000 shares of Common Stock, exercisable for a period of seven years, to two individuals, (i) a director and (ii) a consultant of the Company, at an exercise price of $0.38 per share; options to purchase 500,000 shares of Common Stock to an officer/director at an exercise price of $0.48 per share for a period of seven years; and options to purchase 800,000 shares of Common Stock to three officers/directors at an exercise price of $0.655 per share for a period of seven years.

Research and development costs decreased to $45,978 for the period ended December 31, 2018 as compared to $89,845 for the period ended December 31, 2017, which included $75,000 paid under an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate (see “Contractual Obligations and Commitments” below). Research and development costs for the 2018 period were predominately for continuation of activities under our agreement with the contract manufacturer.

Professional fees of $142,827 for the six months ended December 31, 2018 decreased by $42,551 from $185,378 for the period ended December 31, 2017. Fees for the 2018 period consisted of legal fees to external counsels and our chief operating officer for patent and FDA related regulatory matters, legal fees for securities related matters, and fees for annual audit and other required regulatory filings. During the period ended December 31, 2017, the Company’s efforts were focused on equity private placement financing activities, consummation of the Share Exchange Transaction, and filings with the U.S. Patent Office and the FDA.

Results of Operations for the three months ended December 31, 2018 as compared to December 31, 2017

Net loss for the three months ended December 31, 2018 was $1,959,165, an increase of $1,655,901 from the net loss of $303,264 for the three months ended December 31, 2017. As with the six-month period loss, most of the loss for the three months ended December 31, 2018 is attributable to significant stock-based compensation costs and the fair value of common stock issued for the CRx acquisition.

General and administrative costs of $1,888,541 for the three months ended December 31, 2018 includes non-cash stock-based compensation costs of $994,600 for the vesting of common shares previously issued to management, valued at $18,750, and the fair value of vested stock options granted of $975,850. Also included in general and administrative costs for the 2018 period is a non-cash charge of $836,000 as the fair value of the 1,100,000 vested shares issued for the acquisition of CRX Bio Holdings LLC. General and administrative costs of $178,829 for the three months ended December 31, 2017 includes stock-based compensation costs of $103,567 consisting of $66,667 for the value of shares issued to management, and $36,900 for common stock issued to two individuals under consulting agreements. Exclusive of stock-based compensation costs, general and administrative costs for the three months ended December 31, 2018 were $57,941, a decrease of $17,321 from comparable costs for the 2017 period of $75,262.

During the three months ended December 31, 2018, the Board of Directors granted options to purchase 500,000 shares of Common Stock to an officer/director at an exercise price of $0.48 per share for a period of seven years; and options to purchase 800,000 shares of Common Stock to three officers/directors at an exercise price of $0.655 per share for a period of seven years.

Professional fees of $58,055 for the three months ended December 31, 2018 decreased by $56,848 from $114,903 for the period ended December 31, 2017. The decrease is primarily due to patent related legal fees incurred in 2017 of a non-recurring nature for filings with the U.S. Patent Office and with the FDA.

Research and development were $12,570 for the period ended December 31, 2018 as compared to $9,532 for the period ended December 31, 2017. Research and development costs for the periods were predominately for continuation of activities under our agreement with the contract manufacturer.

Liquidity and Capital Resources

At December 31, 2018, we had working capital of $406,546, and cash of $398,687, as compared to working capital of $745,954 and cash of $819,739 at June 30, 2018. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. We used $421,052 of cash for operating and investing activities, with no increase in liquidity from financing activities during the six months ended December 31, 2018. While operating and investing activities used cash of $483,157 during the comparable six-month period ended December 31, 2017, $994,440 was provided through sales of Common Stock during the 2017 period.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through December 31, 2018, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate we will need to raise at a minimum $1.5 million during the next 12 months to continue our drug development projects and fund the operating costs related to being a public company. Determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts produce results that warrant a decision to cease ongoing research and development efforts. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our planned operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Effective December 31, 2018, one of the sellers resigned from the Company and forfeited 1,732,500 unvested shares previously issued.

Immediately after closing, Alex Wasyl, the CEO of CRx, was elected to serve as a director and our CEO. Alain Bankier, who had been serving as our interim CEO, was elected to serve as our Executive Chairman of the Board of Directors and Chief Strategy Officer. Richard Greenberg resigned his position as Chairman of the Board, but continues to serve on the Board.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2018 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2018 we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
10/1/2018	1 Officer/director	Options to purchase 500,000 shares of common stock at $0.48 per share	Services
10/26/2018	3 Officers and directors	Options to purchase 800,000 shares of common stock at $0.655 per share	Services
10/26/2018	6 individuals	11,000,000 shares of common stock valued at $0.76 per share	Acquisition of CRx Bio Holdings LLC

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Amended and Restated Share Exchange Agreement between the Registrant and Intiva BioPharma Inc., dated October 13, 2017 (1)
2.2	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (2)
3.1	Certificate of Incorporation (3)
3.2	Certificate of Merger (3)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Amendment to Certificate of Incorporation (4)
3.5	Certificate of Amendment to Certificate of Incorporation (5)
3.6	Bylaws (3)
4.1	Form of Class D Warrant (5)
4.2	Form of Class E Warrant (5)
10.1	2017 Stock Incentive Plan (4)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (4)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (4)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (5)
31.1	Rule 13a-14(a) Certification of Alex Wasyl
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Alex Wasyl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended December 31, 2018, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 16, 2017.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2017.
(3)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: February 14, 2019	By:	/s/ Alex Wasyl
Alex Wasyl, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

