Form 10-K
period 2019-06-30
NEXIEN BIOPHARMA, INC.
filed 2019-09-30
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common stock as of December 31, 2018 was $2,826,071.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 53,984,004 shares of common stock are outstanding as of September 25, 2019.

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

Colorado BioPharma was formed under the laws of the State of Colorado in March 2017 as a wholly-owned subsidiary of Kanativa USA Inc. (formerly Intiva USA Inc.) engaged in the business of developing drugs containing cannabinoids for the treatment of various diseases, disorders and medical conditions; the development or licensing of proprietary delivery systems for cannabinoid-based1 pharmaceutical medications; and the investment in companies and the acquisition of technologies or medications, focused on cannabinoid-based science through special purpose vehicles, discussed more fully below. Kanativa USA Inc. is a wholly-owned subsidiary of Kanativa Inc., formerly Intiva Inc., an Ontario, Canada corporation.

The Company changed its name to Nexien BioPharma, Inc. in September 2018.

On October 26, 2018, we entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRx Bio Holdings LLC, a Delaware limited liability company (“CRx”), to acquire all of the membership interest in CRx in exchange for 11,000,000 restricted shares of our common stock (the “Acquisition”). CRx is engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) optimization. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRx as a wholly-owned subsidiary, we acquired all of its assets, which consist primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, we issued to the six members of CRx (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which shall be released from forfeiture restrictions according to the following vesting schedule:

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

1 A cannabinoid is one of a class of diverse chemical compounds that acts on cannabinoid receptors in cells that alter neurotransmitter release in the brain. Ligands for these receptor proteins include the endocannabinoids (produced naturally in the body by animals), the phytocannabinoids (found in cannabis and some other plants), and synthetic cannabinoids (manufactured artificially). The most notable cannabinoid is the phytocannabinoid tetrahydrocannabinol (THC), the primary psychoactive compound in cannabis. Cannabidiol (CBD) is another major constituent of the plant. There are at least 113 different cannabinoids isolated from cannabis, exhibiting varied effects.

Effective December 31, 2018, one of the sellers resigned from the Company and forfeited 1,732,500 unvested shares previously issued. In May 2019, that seller returned to the Company an additional 142,500 vested shares issued in accordance with the Purchase Agreement. The fair value of the returned shares was credited to the operations as of June 30, 2019.

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

Business Plan

The Company’s business objective is to develop and commercialize novel FDA-compliant cannabinoid pharmaceuticals, drug delivery systems, and related technologies for diseases, disorders and medical conditions. The Company is utilizing cannabinoids as the active pharmaceutical ingredients to develop synthetic pharmaceuticals in strict accordance with the U.S. Food and Drug Administration (“FDA”) pre-clinical and clinical pathways.

The Company’s current flagship research and development programs are focused on advancing formulations that have the potential to significantly improve the treatment outcomes of certain convulsive disorders and neuromuscular disorders. Subject to obtaining the necessary funding, the Company proposes to collaborate on pre-clinical research addressing convulsive disorders with a leading Ivy League medical school.

Our Objectives and Business Strategy

The Company has developed a three-pronged growth strategy:

1)	Drug development – Developing, licensing and commercializing cannabinoid-based pharmaceuticals for specific medical conditions and disorders, which will be undertaken in accordance with FDA or comparable development pathways in other countries. Any medications the Company develops will be physician-prescribed.

2)	Drug delivery system development – Developing and licensing proprietary delivery systems for cannabinoid medications, which would include parenteral (i.e., taken into the body in a manner other than through the digestive canal) formulations, as well as advanced tablet (oral and sublingual) technology.

3)	Investment – Investing in companies and the acquisition of technologies, or medications, focused on cannabinoid-based research, through special purpose vehicles controlled by the Company.

Our drug development strategy incorporates the following general steps:

●	determination of diseases, disorders and medical conditions that could potentially benefit from cannabinoid-based drugs;
●	conducting and assessing the technology landscape of potentially new therapeutic drugs along with “freedom to operate” investigations on these conditions;
●	preparation and submission of patent applications world-wide and securing such applications and/or the licensing of existing patents;
●	identifying the regulatory pathway with the FDA; and
●	proceeding with pre-clinical studies and clinical trials under FDA protocols for submission and obtaining approval for the particular drug development project(s).

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

If a drug, such as those contemplated by the Company, contains a Controlled Substance and is categorized in Schedule I, II, or III under the U.S. Federal Controlled Substances Act of 1970, it will likely require scheduling by the Drug Enforcement Agency (“DEA”) prior to any potential commercialization, which may never be achieved. This step may be required for drugs containing plant-derived cannabinoids, as well as synthetic cannabinoids.

The Company may establish a separate subsidiary for each of its drug development projects in order to provide additional flexibility regarding financing. Given the significant cost of drug development, the Company anticipates that it will need substantial additional financing and there can be no assurance that additional financing will be available with terms and conditions satisfactory to the Company, if at all. Nevertheless, the Company believes that this corporate structure could provide the potential alternatives of either being able to finance its drug development activities at the parent level, or by potentially involving financial and/or strategic partners interested in a specific drug development direction, at the specific subsidiary level. In any of these situations, the Company’s ability to proceed with its drug development activities would be dependent upon its being able to obtain the requisite financing on terms that are acceptable to the Company, of which there can be no assurance. Nor can there be assurance that the Company will be able to obtain requisite financing in a timely manner.

Our Drug Development Activities

Due to the significant amount of financing needed to develop and commercialize a new drug and the Company’s limited resources, it is focusing its efforts on advancing formulations that have the potential to significantly improve the treatment of epilepsy and myotonic dystrophy.

Convulsive Disorders: Epilepsy and Refractory Epilepsy

Epilepsy is a neurological disorder marked by sudden recurrent episodes of sensory disturbance, loss of consciousness, or convulsions, associated with abnormal electrical activity in the brain. It is caused by an imbalance in inhibitory and excitatory neurotransmission resulting in synchronous neural activity. Refractory epilepsy occurs when standard of care medicine is not bringing seizures under control. This condition, which may be called by other names, such as uncontrolled, intractable, or drug-resistant epilepsy, is not age specific. Up to one of every three epilepsy patients will develop what is considered refractory epilepsy.

Our near-term objective is to secure adequate funding to engage in sponsored research collaboration with a leading Ivy League university medical school in order to develop a pre-clinical proof of concept for the Company’s proposed parenteral-delivered formulations. CRx had entered into discussions and subsequently, into a Master Service Agreement (MSA) with the medical school prior to its acquisition by the Company. The study design involves pre-clinical mouse models in two phases: I – MTD and PK/PD modeling, and II – efficacy modeling in mice bred to be genetically prone to convulsions/seizures, with a primary focus of advancing a rigorous study design and improving new meritorious research and development by continued collaboration with our academic partners.

Myotonic Dystrophy

Myotonic dystrophy (“DM”) is part of a group of genetic disorders called muscular dystrophies, and is the most common form of muscular dystrophy that begins in adulthood. DM is characterized by progressive muscle wasting and weakness. People with this disorder often have prolonged muscle contractions (myotonia) and are not able to relax certain muscles after use. Also, affected people may have slurred speech or temporary locking of their jaw. Signs and symptoms overlap between DM Type 1 (“DM1”) and Type 2 (“DM2”), although DM2 tends to be milder than DM1. The muscle weakness associated with DM1 particularly affects the lower legs, hands, neck and face, while muscle weakness in DM2 primarily involves the muscles of the neck, shoulders, elbows, and hips. The two types of DM are caused by mutations in different genes.

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

In February 2017, a provisional U.S. patent application was filed relating to the use of cannabinoid receptor modulators and/or terpenes to treat myotonic and muscular diseases such as dystrophia diseases (the “Sharir Development Project”). Our patent application relates to methods and compositions for treating such diseases with the use of cannabinoids and covers the administration of the drug(s) by such delivery systems as topical, oral, nasal, inhalation or a combination thereof. On February 19, 2018, a regular utility (non-provisional) U.S. Patent Application was filed relating to the use of cannabinoids and/or terpenes to treat dystrophies and myotonia. The application has been assigned U.S. Patent Application No. 15/899,160.

In April 2018, the Company retained Dr. Benedikt Schoser, a world-renowned expert in DM, to advise the Company. To elicit further information regarding whether DM patients have had any experience with cannabis and if so whether such experience has resulted in any symptom relief, a questionnaire was sent to a number of DM 1 and DM 2 patients by patient organizations. The results of the questionnaire suggest further exploration is appropriate. The survey was published in the Journal of Neurology, Neurosurgery & Psychiatry.

Shortly thereafter, a preliminary proof of concept examination under the guidance of Dr. Schoser was conducted with a preliminary formulation to obtain further insights. The results reflected that cannabis may be supportive in relief of DM symptoms and based upon the proof of concept examination and the survey, we will be conducting clinical studies. On August 13, 2019 we filed a pre-IND meeting request (the “Request”) to discuss the requirements for submission of an Investigation New Drug Application for a combination of Cannabidiol and THC Sublingual Tablet for muscle relaxation in patients with myotonic dystrophy and for the treatment of myotonia. On August 16, 2019 we received a response from the FDA where they stated that we should be receiving a written response regarding the Request on or about the middle of October 2019.

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

An additional utility patent application (US16/435,756) was filed as a continuation-in-part on June 10, 2019 to incorporate some early formulation concepts that may show use in the relief of these DM symptoms. A corresponding application has been filed at the European Patent Office (EP19179559.0)

Potential Future Development Projects

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

The Organophosphorus Exposure Development Project

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

On September 19, 2017, we entered into an agreement with a contract manufacturer with expertise in formulation and development for our drug candidate in the Kotzker Development Project with the objective of eventually applying for FDA approval. The contract manufacturer has been conducting formulation work with cannabidiol, Dronabinol and a placebo. In 2018, the contract manufacturer obtained a Schedule I license and quota for both CBD and THC to enable it to formulate product utilizing active pharmaceutical ingredients which it was able to obtain from companies experienced with FDA documentation requirements for active ingredients. Assuming the contract manufacturer is able to complete the formulation, pre-clinical studies will be performed, in accordance with applicable requirements, to determine if the formulation is safe and can be adequately characterized from the perspective of absorption, distribution, metabolism and excretion. Presuming the animal studies exhibit the appropriate safety profile, the Company will then make the appropriate submission to the FDA to seek approvals to conduct clinical studies under an Investigational New Drug exemption. The Company intends to meet with FDA before it conducts the clinical studies. Assuming the clinical studies meet the clinical endpoints, the Company will manufacture commercial lots, place three commercial size lots on stability and file a 505(b)(2) NDA. The Company estimates that the time from formulation completion to obtaining the approval for a product for the use and treatment immediately following exposure to organophosphorus and nerve agents would be approximately three to five years. The formulation of this drug candidate may be based on a synthetic cannabinoid, including Marinol or Dronabinol, or a synthetic CBD or a combination thereof and a blend of terpenes. We paid $75,000 to the contract manufacturer upon signing the contract, which requires us to pay an additional $20,000 upon completion of the drug formulation and $20,000 upon completion of Phase 1 development. No payment schedule has yet been agreed to upon completion of our Phase 2 and Phase 3 development stage and the contract may be terminated by either party.

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

If either party shall fail to faithfully perform any of its obligations under this Agreement, the non-defaulting party may give written notice of the default to the defaulting party. Unless such default is corrected within 60 days after such notice, the notifying party may terminate the Agreement upon 30 days prior written notice; provided, however, in the event that prior to the expiration of any such 60-day period, such breaching party has in good faith commenced to use commercially reasonable efforts to remedy such breach and the completion of such remedy, due to reasons beyond the control of such breaching party, requires more than 60 days to complete, then such 60-day period shall be extended for so long as such breaching party is continuing in good faith to use commercially reasonable efforts to remedy such breach.

To date, the Company has paid Kotzker Consulting $180,000 and Kanativa Inc. has issued Kotzker Consulting 31,550 shares of Kanativa Inc. common stock as additional consideration valued at $78,875 on the date of issuance. Due to the Company’s current limited financial and personnel resources, the Company has estimated that it may not be able to recover the carrying value of costs capitalized under the Kotzker License Agreement in the near term, and has recognized an impairment of $302,915 for the year ended June 30, 2019. This accounting action does not affect the Company’s rights under the license agreement or its intention to monetize this asset when its resources permit.

The Lipidosis Development Project

In June 2018, we filed a utility U.S. patent application that claims the benefits of a provisional patent application that was filed in June of 2017 for methods and compositions to treat lipidoses and leukodystrophy, with cannabinoids and/or terpenes (the “Lipidosis Development Project”). The patent application methods involve the administration of a drug comprising of one or more cannabinoids and/or terpenes. Lipidosis is a term used to describe various lysosomal stage diseases in which there is abnormal accumulations of lipids in the reticuloendothelial cells. Leukodystrophy is generally classified as a disturbance of the white matter of the brain, particularly defects in the formation and maintenance of the white matter or myelin and includes a number of diseases that may also be included in the lipidoses classification. When the body is unable to properly digest fats, lipids accumulate in body tissues in abnormal amounts.

Potential diseases and medical conditions for our lipidoses and leukodystrophy drug candidate include:

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

Leukodystrophy is very rare. The number of people affected depends on the specific disease, but for the cumulative diseases incidence is approximately one in 7,000 people. Some of these diseases have a higher prevalence in specific populations. Many are pediatric diseases or have a pediatric form.

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

The Restless Legs Syndrome Development Project

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

Our Drug Delivery System Development Activities

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

In addition to the royalty payments described above, and as consideration for entering into the agreement, the Company agreed to pay Accu-Break a license fee of $100,000, of which $35,000 was paid upon execution of the agreement, $10,000 in November 2018 and $20,000 in February 2019. The remaining $35,000 payment originally due February 28, 2019 was extended to August 31, 2019 and has been paid in shares of Common Stock of the Company.

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

Due to the Company’s current limited financial and personnel resources, the Company has estimated that it may not be able to recover the carrying value of costs capitalized under the Accu-Break license agreement in the near term, and has recognized an impairment of $65,000 for the year ended June 30, 2019. This accounting action does not affect the Company’s rights under the license agreement or its intention to monetize this asset when its resources permit.

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

As our research progresses, it is likely that we will file additional patent applications in conjunction with research related to our current drug development research projects including the Kotzker, Sharir, Lipidosis, Lipofucinosis, Restless Legs Syndrome, and Sexual Health Development Projects. We also plan to seek patent protection in the U.S. and other countries world-wide for future drug development projects and potentially technologies related to increased bioavailability and drug delivery technologies.

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

The effect of the Cole Memo’s rescission remains to be seen. Since 1980, when chapter 9-27.000 of the U.S. Attorney’s Manual was originally promulgated, the United States has undergone a dramatic shift in both national and state-level marijuana policy. In 1980, there were no states in the U.S. with marijuana decriminalization or legalization statutes. As of June 30, 2019, 33 states and the District of Columbia have enacted medical marijuana legislation in some form, with additional states considering similar legalization measures. As a result, the manner in which the factors identified in chapter 9-27.000 of the U.S. Attorney’s Manual (e.g. “seriousness of the crime,” “deterrent effect of criminal prosecution,” and cumulative impact .. . . in the community”) are considered and interpreted today as a matter of prosecutorial discretion, will likely be different than the way in which they were considered and interpreted in 1980.

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

Most countries in Europe are parties to these conventions which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates a legal obstacle to our obtaining manufacturing and/or marketing approval for our drugs in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our drug candidates to be manufactured and/or marketed, or achieving such amendments to the laws and regulations may take a prolonged period. While some countries in Europe including the United Kingdom, Germany, the Czech Republic, France, Romania, and Finland have decriminalized cannabis or permit its use for medical purposes, no country has completely legalized it, although adult-use of recreational cannabis was legalized in Canada on October 17, 2018.

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

We may also be subject to various federal, state and international laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The federal Anti-kickback law, which governs federal healthcare programs (e.g., Medicare, Medicaid), makes it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a specific drug. Many states have similar laws that are not restricted to federal healthcare programs. Federal and state false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid), claims for reimbursement, including claims for the sale of drugs or services, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. If the government or a whistleblower were to allege that we violated these laws there could be a material adverse effect on us, including our stock price. Even an unsuccessful challenge could cause adverse publicity and be costly to respond to, which could have a materially adverse effect on our business, results of operations and financial condition. A finding of liability under these laws could have significant adverse financial implications for us and can result in payment of large penalties and possible exclusion from federal healthcare programs. We will consult appropriate legal counsel concerning the potential application of these and other laws to our business and our sales, marketing and other activities and will make good faith efforts to comply with them. However, given their broad reach and the increasing attention given by law enforcement authorities, we cannot assure you that some of our activities will not be challenged or deemed to violate some of these laws.

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

Employees

As of the date of this report, all of our officers are serving without compensation and have no employees. To the extent not covered by the services of our offices, we expect to use third-party firms and individuals for our drug candidate development and management.

Our employees are not subject to any collective bargaining agreement.

Research and Development Activities

We have incurred $63,858 and $116,791 during the fiscal years ended June 30, 2019 and 2018, respectively, on research and development for the Company. None of these research or development costs are borne by the customer.

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

The audited financial statements of BioPharma included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2019, the Company had working capital of $265,920. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock.

Based on our financial history, in its report on the financial statements for the year ended June 30, 2019, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date, we have not generated any revenues and we do not anticipate generating any significant revenues during the current fiscal year.

Notwithstanding BioPharma’s success in raising approximately $2.1 million from the sale of its securities from inception in 2017 through June 2019, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, find strategic or financial partners for a specific drug candidate, or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The Company has negative cash flow for the financial year ended June 30, 2019.

The Company had negative operating cash flow for the financial year ended June 30, 2019. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete any of our drug development projects

Our research operations are expected to require significant cash expenditures. We expect to spend substantial and increasing amounts to conduct our planned research and development, including preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals to eventually market and commercialize any of our drug candidates. As of June 30, 2019, we had $146,356 in cash and cash equivalents. Through June 2019, we have raised approximately $2.1 million in equity under private placement offerings. We believe that current cash is sufficient to fund our overhead operations through the remainder of calendar 2019. We estimate that we will require additional capital of approximately $1.5 million for the first nine months of calendar 2020. As discussed below, determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts are not fruitful. Any progress we make in our research efforts is uncertain because it is difficult to predict our budget for our drug development activities due to numerous factors, including, without limitation, the rate of progress of preclinical studies, clinical trials, the results of preclinical studies and clinical trials for such indication and the costs and timing of seeking and obtaining regulatory approvals for clinical trials. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently anticipated due to changing circumstances beyond our control. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

At present, our Common Stock is subject to quotation on the OTCQB under the symbol “NXEN”. There is only a limited and non-liquid public trading market for our Common Stock and there can be no assurance that a more liquid market will ever develop or be sustained. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. We can provide no assurance that there will be any awareness generated or sustained. Consequently, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our Common Stock. As a result, holders of our Common Stock may not find purchasers for their shares should they to decide to sell the Common Stock held by them at any specific time, if ever. Consequently, our Common Stock should be purchased only by investors who have no immediate need for liquidity from their investment and who can hold our Common Stock potentially for a prolonged period of time.

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act, and could adversely affect the market price of our Common Stock. As of September 25, 2019, we have 53,984,004 shares of Common Stock outstanding, of which 44,314,220 are restricted due to applicable federal securities laws. As restrictions on the resale of shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time.

If holders of restricted securities sell a large number of shares pursuant to Rule 144, they could adversely affect the market price for our Common Stock, over which we will likely have no control.

You may experience dilution of your ownership interest because of the potential of future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of Common Stock, par value $0.0001 per share, of which 53,984,004 shares of Common Stock are outstanding as of September 25, 2019.

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

Our directors and executive officers and present stockholders holding more than 5% of our Common Stock will own of record and beneficially, in the aggregate, approximately 73% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise considerable influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We cannot assure you that the interests of our management and affiliated persons will coincide with the interests of other stockholders. As long as our management and affiliated persons collectively control a substantial portion of our Common Stock, these individuals and/or entities controlled by them, including Kanativa USA Inc., will continue to collectively be able to strongly influence or effectively control our decisions.

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

At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the years ended June 30, 2019 and 2018.

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”), which will require that the Company engage legal, accounting, auditing and other professional service providers. The engagement of such services is costly and continuing. Additionally, SOX requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with SOX and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $50,000 per year or perhaps more as our operations increase in scope and magnitude. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports and/or discover and report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Information

Our Common Stock is currently quoted on the OTCQB Market under the symbol NXEN. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended June 30, 2018:
First Quarter	$4.4999	$0.69
Second Quarter	$5.95	$0.792
Third Quarter	$6.00	$1.21
Fourth Quarter	$4.00	$1.52
Year Ended June 30, 2019:
First Quarter	$3.95	$0.29
Second Quarter	$1.48	$0.15
Third Quarter	$0.21	$0.081
Fourth Quarter	$0.10	$0.031

As of September 25, 2019, the closing price for the Common Stock was $0.091 per share.

As of September 25, 2019, our shares of Common Stock were held by 738 stockholders of record. The transfer agent of our Common Stock is Standard Registrar and Transfer Company, Inc., whose telephone number is: (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2019, 150,000 of the shares issued (valued at $18,750) were subject to forfeiture until vesting occurred.

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2019, 3,032,500 stock options had been granted and were outstanding.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2019 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
May 2019	Kotzker Consulting LLC	15,000 shares of Common Stock	Services valued at $1,500

We relied upon the exemption from registration contained in Section 4(a)(2) under the Securities Act, as the securities were sold only to one investor, sophisticated as to the business of the Company, without the use of general solicitation or advertising. No underwriters or placement agents were used and no commissions were paid in the above stock transaction. A restrictive legend was placed on the certificate evidencing the securities issued in the above transaction.

Issuer Purchases of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended June 30, 2019 and 2018. This MD&A should be read in conjunction with our financial statements as of June 30, 2019 and 2018. See section entitled “Forward-Looking Statements” above.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to June 30, 2019, there is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our business operations. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA.

Results of Operations

Net loss for the year ended June 30, 2019 was $4,300,913 as compared to $1,283,197 for the year ended June 30, 2018, an increase of $3,017,716. As explained below, most of the loss is attributable to significant stock-based compensation costs, the fair value of common stock issued for the CRx acquisition, and the impairment charge related to license fees.

General and administrative costs of $3,668,841 incurred during the year ended June 30, 2019 includes $1,897,755 of non-cash stock-based compensation costs for: vesting of common shares previously issued to management valued at $210,418; the fair value of vested stock options granted of $1,531,403 and the fair value of warrants issued of $155,934. Also included in general and administrative expenses for 2019 is a non-cash charge of $1,484,042 for (i) the $727,700 fair value of the 957,500 vested shares issued for the acquisition of CRX Bio Holdings LLC and (ii) $756,342 for the vesting of shares issued to CRx subject to forfeiture. General and administrative costs of $773,437 for the year ended June 30, 2018 includes non-cash stock-based compensation costs for the period of $480,349, consisting of $424,999 as the value of shares issued to management, and $55,350 for common stock issued to two individuals under consulting agreements. Exclusive of stock-based compensation costs, general and administrative costs for the year ended June 30, 2019 were $287,044, a decrease of $6,044 from comparable costs for 2018 of $293,088.

During the year ended June 30, 2018, the Company granted an aggregate of 6,400,000 shares of BioPharma Common Stock to five officers and directors of the Company, subject to forfeiture restrictions. Restrictions lapsed as to one-third of each grant as of the initial date of grant, and restrictions as to one-twelfth of each grant will lapse quarterly for a two-year period commencing on the last day of each calendar quarter beginning on October 1, 2017. Stock-based compensation for the year ended June 30, 2018 of $480,349 includes $424,999 as the value of shares vested under the grant and $55,350 as the value of Common Stock issued to two individuals under consulting agreements. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO.

During the year ended June 30, 2019, the Board of Directors granted options to purchase a total of 1,810,000 shares of Common Stock, exercisable for a period of seven years, to officers/directors/consultants of the Company at an exercise price of $0.54 per share; options to purchase a total of 150,000 shares of Common Stock, exercisable for a period of seven years, to two individuals, (i) a director and (ii) a consultant of the Company, at an exercise price of $0.38 per share; options to purchase 500,000 shares of Common Stock to an officer/director at an exercise price of $0.48 per share for a period of seven years; and options to purchase 800,000 shares of Common Stock to three officers/directors at an exercise price of $0.655 per share for a period of seven years.

Research and development costs decreased to $63,858 for the year ended June 30, 2019 as compared to $116,791 for the year ended June 30, 2018, which included $75,000 paid under an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate (see “Contractual Obligations and Commitments” below). Research and development costs for the year ended June 30, 2019 were for continuation of activities under our agreement with the contract manufacturer and payment to a major university under a research agreement.

Professional fees of $200,299 for the year ended June 30, 2019 decreased by $192,670 from $392,969 for the year ended June 30, 2018. Fees for the 2019 year consisted of legal fees to external counsels and our chief operating officer for patent and FDA related regulatory matters, legal fees for securities related matters, and fees for annual audit and other required regulatory filings. During the year ended June 30, 2018, the Company’s efforts were focused on equity private placement financing activities, consummation of the Share Exchange Transaction, and filings with the U.S. Patent Office and the FDA. The decrease is due, in part, to a reduction in legal fees to external counsel for patent and FDA related regulatory matters subsequent to the CRx transaction wherein external counsel expenditures were now being performed by in-house counsel, and no longer incurring fees paid to our chief operating officer.

The Company has estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement, or the $65,000 of costs capitalized under the worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications with Accu-Break, and has recognized an impairment of $367,915 for both licenses for the year ended June 30, 2019. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, this accounting action does not negatively impact the Company’s rights under both of these license agreements, and it intends to monetize these assets to the extent that it can in light of its currently limited financial and personnel resources.

Liquidity and Capital Resources

At June 30, 2019, we had working capital or $265,920 and cash of $146,356, as compared to working capital of $745,954, and cash of $819,739 at June 30, 2018. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. We used $673,383 of cash for operating and investing activities, with no increase in liquidity from financing activities during the year ended June 30, 2019. While operating and investing activities used cash of $923,242 during fiscal 2018, $1,500,203 was provided through sales of Common Stock.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through June 30, 2019, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate we will need to raise at a minimum $1.5 million during the next 12 months to commence our drug development projects and fund the operating costs related to being a public company. Determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts produce results that warrant a decision to cease ongoing research and development efforts. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

As the result of the acquisition of CRx Bio (“CRx”), we were able to eliminate the salary of one officer of the Company. All other officers, including the new management team from CRx, are not being paid any cash compensation. In addition, by bringing on an in-house legal counsel with extensive patent experience, we were able to bring all Intellectual Property (“IP”) legal expenses in house. This has substantially reduced most legal expenses, which is a significant percentage of cash expenses. Finally, as CRx had been exploring similar research for alternative delivery systems as Nexien, we will be able to consolidate this research and maintain the original Nexien capital expenditure budget.

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

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2019 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

On February 28, 2018, we obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor. An additional $10,000 was paid on November 1, 2018, $20,000 was paid on February 28, 2019 and a final payment, in cash or stock at the option of the Company, of $35,000, due August 31, 2019, was paid in shares of our common stock. We are required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. We may grant sublicenses under the terms of the agreement.

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

Effective December 31, 2018, one of the Sellers resigned from the Company and forfeited 1,732,500 unvested shares previously issued. In May 2019, the Seller who resigned returned to the Company an additional 142,500 vested shares issued in accordance with the Purchase Agreement.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of June 30, 2019 and 2018 and are included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Nexien BioPharma, Inc.

For the years ended June 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nexien BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nexien BioPharma, Inc. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC.

We have served as the Company’s auditor since 2017.

Houston, TX

September 30, 2019

Nexien BioPharma, Inc.

Consolidated Balance Sheets

June 30, 2019 and 2018

	2019	2018

Assets

Current Assets
Cash	$146,356	$819,739
Prepaids-related	99,667	-
other	64,647	-
Due from related party	-	15,000

Total current assets	310,670	834,739

Due from related party - non-current	-	99,667

License	-	337,915

Total Assets	$310,670	$1,272,321

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$44,750	$88,785

Total current liabilities	44,750	88,785

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 53,510,718 shares issued and outstanding -June 30, 2019; and 44,448,496 shares- June 30, 2018	5,351	4,445
Additional paid in capital	11,505,819	2,882,888
Common stock subject to forfeiture	(5,469,708)	(229,168)
Accumulated deficit	(5,775,542)	(1,474,629)

Total Stockholders’ Equity	265,920	1,183,536

Total Liabilities and Stockholders’ Equity	$310,670	$1,272,321

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2019 and 2018

	2019	2018

Revenue	$-	$-

Operating expenses
Professional fees	200,299	392,969
Research and development	63,858	116,791
General and administrative	3,668,841	773,437
Impairment of license fees	367,915	-
Total operating expenses	4,300,913	1,283,197

Net loss	$(4,300,913)	$(1,283,197)

Loss per share - basic and diluted	$(0.08)	$(0.03)

Weighted average shares outstanding - basic and diluted	51,033,855	42,668,066

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

Years ended June 30, 2018 and 2019

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2017	32,615,112	$3,262	$1,235,457	$-	$(484,000)	$(191,432)	$563,287

Proceeds from subscription receivable	-	-	-	-	484,000	-	484,000
Stock issued for cash at $0.125 per share	3,380,000	338	422,162	-	-	-	422,500
Issuance of shares to management at $0.125 per share	6,400,000	640	799,360	(533,334)	-	-	266,666
Issuance of stock for consulting services at $0.125 per share	442,800	44	55,306	-	-	-	55,350
Stock issued for cash at $0.25 per share	100,000	10	24,990	-	-	-	25,000
Share issuance costs	-	-	(4,917)	-	-	-	(4,917)
Recapitalization of Kinder Holder	852,051	85	(99,655)	-	-	-	(99,570)
Vesting of management shares subject to forfeiture	-	-	-	158,333	-	-	158,333
Cancellation of management shares	(1,166,667)	(116)	(145,717)	145,833	-	-	-
Stock issued for cash at $1.05 per share	24,000	2	25,198	-	-	-	25,200
Issuance of stock for warrant exercise
at $0.25 per share	960,400	96	240,004	-	-	-	240,100
at $0.38 per share	746,800	75	283,709	-	-	-	283,784
at $0.50 per share	94,000	9	46,991	-	-	-	47,000
Net loss	-	-	-	-	-	(1,283,197)	(1,283,197)

Balance, June 30, 2018	44,448,496	4,445	2,882,888	(229,168)	-	(1,474,629)	1,183,536

Issuance of shares for acquisition of CRx at $0.76 per share	11,000,000	1,100	8,358,900	(7,524,000)	-	-	836,000
Cancellation of unvested CRx shares	(1,732,500)	(173)	(1,316,527)	1,316,700	-	-	-
Cancellation of vested CRx shares	(142,500)	(14)	(108,286)	-	-	-	(108,300)
Issuance of stock for accounts payable at $0.10 per share	15,000	1	1,499	-	-	-	1,500
Cancellation of shares	(77,778)	(8)	8	-	-	-	-
Vesting of management shares subject to forfeiture	-	-	-	210,418	-	-	210,418
Amortization of CRx shares	-	-	-	756,342	-	-	756,342
Fair value of options and warrants issued for services	-	-	1,531,403	-	-	-	1,531,403
Fair value of warrants issued	-	-	155,934	-	-	-	155,934
Net loss	-	-	-	-	-	(4,300,913)	(4,300,913)

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$(5,469,708)	$-	$(5,775,542)	$265,920

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2019 and 2018

	2019	2018

Cash flows from operating activities
Net loss	$(4,300,913)	$(1,283,197)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	1,897,755	480,349
Fair value of shares issued for CRx Acquisition	1,484,042	-
Impairment of license fee	367,915	-
Changes is assets and liabilities
(Increase) in prepaids	(64,647)	-
Decrease (increase) in due from related party	15,000	26,662
(Decrease) increase in accounts payable and accrued expenses	(42,535)	(99,156)
Cash used in operating activities	(643,383)	(875,342)

Cash flows from investing activities
Cash paid for license	(30,000)	(35,000)
Cash paid for acquisition deposit	-	(12,900)
Cash used in investing activities	(30,000)	(47,900)

Cash flows from financing activities
Cash proceeds from issuance of common stock	-	1,527,583
Payment of offering costs	-	(27,380)
Cash provided by financing activities	-	1,500,203

Net increase in cash and cash equivalents	(673,383)	576,961
Cash and cash equivalents, beginning of period	819,739	242,778
Cash and cash equivalents, end of period	$146,356	$819,739

Supplemental disclosure of non-cash investing and financing activities
Shares issued for Kinder Exchange	$-	$99,570
Shares issued for settlement of accounts payable	$1,500	$-
Cancellation of common shares	$181	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXIEN BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2019 and 2018

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of June 30, 2019 and 2018 and for the years then ended present the historical financial information of BioPharma.

BioPharma was incorporated under the laws of the State of Colorado on March 27, 2017 to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of drugs containing cannabinoids for the treatment of various diseases, disorders and medical conditions, and owns a license covering certain intellectual property, including certain patent applications, and has filed five of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Kanativa USA Inc. (formerly Intiva USA Inc.) (“Kanativa USA”), which is a subsidiary of the Ontario, Canada corporation, Kanativa Inc.

All share and per share amounts have been adjusted in the footnotes and accompanying financial statements to give effect to the Share Exchange Transaction.

Principles of Consolidation

The accompanying consolidated financial statements include BioPharma and its wholly owned subsidiaries: Intiva BioPharma Inc. (a Colorado corporation), NexN Inc. (“NexN”) and NexDM Inc.,” and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

Basis of Presentation/Going Concern Uncertainty

All share and per share amounts have been adjusted in the footnotes and accompanying financial statements to give effect to the Share Exchange Transaction. (See Note 3).

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $5,775,542. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2019, the Company had working capital of $265,920. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2019 and 2018.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2019 and 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

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

As of June 30, 2019, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

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

Revenue Recognition

Effective July 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for year ended June 30, 2019.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

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

Note 4- Prepaid Expenses

Prepaid expenses at June 30, 2019 and 2018 consist of:

	2019	2018

Kanativa USA (Note 7)	$99,667	$-
Insurance and other	64,647	-
	$164,314	$-

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Note 5 – License Agreements

Kotzker License Agreement

In March 2017, NexN licensed certain intellectual property from Kotzker Consulting LLC (“Kotzker Consulting”), an unrelated entity. The licensed intellectual property includes patent applications relating to the use of cannabinoid receptor modulators and terpenes in the acute treatment during exposure to organophosphorus nerve agents and/or organophosphorus insecticides. Under terms of the agreement, NexN shall use its commercially reasonable efforts to develop and commercialize the licensed products, and, in particular, will be responsible for the design, manufacturing, preclinical, clinical, and regulatory development activities of the licensed products and shall bear the costs of such activities. As consideration for entering into the agreement, NexN agreed to: (i) pay Kotzker Consulting $180,000, (ii) pay patent prosecution costs incurred as of the date of the agreement of $15,000 and (iii) issue to Kotzker Consulting 31,550 shares of Kanativa Inc.’s common stock valued at $78,875 ($2.50 per share based on recent private placement to third parties of Kanativa Inc.’s common stock). The Company has capitalized legal fees of $29,040 incurred in conjunction with acquiring the license agreement, As of June 30, 2017, $65,000 was due under the license agreement, which amount was paid in August 2017. The license agreement terminates, on a country by country basis, upon the expiration of the licensed patent for the licensed intellectual property, or when a competitor generic product utilizing the licensed technology is marketed in the particular country.

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

Accu-Break License Agreement

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications from Accu-Break Pharmaceuticals, Inc. (“Accu-Break”). Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor. An additional $10,000 was paid on November 1, 2018, $20,000 was paid on February 28, 2019 and a final payment of $35,000 was paid effective August 31, 2019 in common stock of the Company. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement.

The Company has estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement, nor the $65,000 of costs capitalized under the Accu-Break License Agreement, and has recognized an impairment of $367,915 for both licenses at June 30, 2019. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Note 6 – Stockholders’ Equity

Common stock

In May 2017, BioPharma commenced a private placement of 1,116,400 units of Common Stock and Warrants at a price of $1.25 per unit. Each unit consisted of ten shares of Common Stock, one Class A Warrant to purchase one share of Common Stock at $0.25 per share, one Class B Warrant to purchase one share of Common Stock at $0.38 per share and one Class C Warrant to purchase one share of Common Stock at $0.50 per share. As of June 30, 2017, 778,400 units (representing 7,784,00 common shares) had been sold, for total gross proceeds of $973,000, including 387,200 units which were subscribed but for which funds had not been received. The 3,872,000 shares underlying the subscribed units in the amount of $484,000 were included as issued and outstanding shares at June 30, 2017, and the related $484,000 subscription receivable was recorded as a component of stockholders’ equity as of June 30, 2017. Subsequent to June 30, 2017, the Company received proceeds of $484,000 for the subscribed shares. In July and August 2017, BioPharma sold an additional 338,000 units (representing 3,380,000 common shares) for gross proceeds of $422,500.

On August 25, 2017, BioPharma entered into consulting agreements with two unrelated individuals for (i) developing and maintaining social media portals and (ii) identifying and developing potential strategic partners for the Company’s various drug development activities. The agreements were each for a three-month term, payable monthly in shares of the Company’s Common Stock, valued at $0.125 per share, of an aggregate 304,800 shares and 138,000 shares, respectively. The Company issued an aggregate 442,800 shares of Common Stock to the two individuals, valued at $55,350, representing all amounts due pursuant to the consulting agreements.

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

During the year ended June 30, 2019, the Company issued 15,000 shares of its common stock, valued at $0.10 per share, as settlement for accounts payable.

In May 2019, 77,778 shares of common stock, previously issued to the founders of Kinder Holding Corp. prior the reverse acquisition transaction in October 2017, were returned to the Company and cancelled as settlement under a contract dispute between the individuals and the Company.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Note 6 – Stockholders’ Equity (continued)

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. As of June 30, 2019, $1,484,042 has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares issued.

Effective December 31, 2018, one of the sellers resigned from the Company and forfeited 1,732,500 unvested shares, valued at $1,316,699 ($0.76 per share); and in May 2019, that seller returned to the Company and additional 142,500 vested shares issued in accordance with the Purchase Agreement. The $108,300 fair value of the returned shares was credited to operations as of June 30, 2019.

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

Years Ended June 30, 2019 and 2018

Note 6 – Stockholders’ Equity (continued)

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

A summary of warrant activity during the years ended June 30, 2018 and 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2017	2,335,200	$.38	.53
Granted	1,026,000	$.41
Exercised	(1,801,200)	$.32
Expired	(525,600)	$.34
Outstanding and exercisable – June 30, 2018	1,034,400	$.53	.1
Granted	1,038,400	$1.09
Exercised	-
Expired	(2,072,800)	$.75
Outstanding and exercisable – June 30, 2019	-

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). In March 2018, 1,666,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2019, 5,083,333 shares issued (valued at $635,417) have been vested and 150,000 of the shares issued (valued at $18,750) are subject to forfeiture until vesting occurs.

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

Years Ended June 30, 2019 and 2018

Note 6 – Stockholders’ Equity (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.3% - 2.8%
Average expected life (in years)	4.0 to 7.0
Volatility	160% to 296%

The fair value of the options granted is $867,715. Amortization of the vested portion of the options charged to operations was $727,406 during the year ended June 30, 2019, and $66,254 is unamortized at June 30, 2019.

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

Average risk-free interest rates	2.88% - 2.93%
Average expected life (in years)	4.0
Volatility	171% to 172%

The fair value of the fully vested options granted of $803,997 was charged to operations during the year ended June 30, 2019.

A summary of option activity during the year ended June 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – June 30, 2018	-
Granted	3,260,000	$0.55
Exercised	-
Expired / Canceled	(227,500)	$0.50
Outstanding– June 30, 2019	3,032,500	$0.56	6.2
Exercisable – June 30, 2019	2,895,000

Note 7 – Related Party Transactions

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc.

Kanativa USA was issued 24,000,000 shares of BioPharma’s common stock as consideration for its contribution of 100% of the ownership of NexN, and costs and expenses incurred on behalf of BioPharma and NexN in the amount of $201,228. Included in the consideration for the issuance of the common stock is $172,915 of capitalized license agreement costs comprised of (i) the value of Kanativa Inc. common stock issued to Kotzker Consulting of $78,875 and (ii) payments to Kotzker Consulting and legal costs in the aggregate of $94,040 (See Note 5).

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Note 7 – Related Party Transactions (continued)

At June 30, 2017, BioPharma was owed $141,329 from Kanativa USA for advances made by BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Agreement (See Note 3). During the years ended June 30, 2018 and 2019, $26,662 and $15,000, respectively, was repaid by Kanativa USA. The balance due from Kanativa USA at June 30, 2019 of $99,667, included in prepaid expenses, is being repaid at $1,500 per month with the remaining balance due on March 1, 2020.

On August 10, 2017, the Company granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share), under the Company’s 2017 Stock Incentive Plan. One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. As of June 30, 2019, 150,000 of the shares issued (valued at $18,750) are subject to forfeiture until vesting occurs.

In February 2018, the Company entered into an exclusive license agreement with Accu-Break whose President was an affiliate of the Company at the time of the agreement. See Note 5.

Certain of the members of the Company’s Board of Directors and the Company’s Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with standards of disclosure propounded by the FASB, and any related interpretations of those standards sanctioned by the FASB. Accordingly, deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities, as well as a consideration of net operating loss and credit carry forwards, using enacted tax rates in effect for the period in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018.

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $1,954,000 as of June 30, 2019 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2039. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at June 30:

	2019	2018
Deferred tax asset:
Net operating loss carryforward (at the statutory rate of 21%-2019 and 34%-2018)	$470,228	$568,734
Valuation allowance	(470,228)	(568,734)
Total	$-	$-

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

Note 8 – Income Taxes (continued)

The components of income tax expense are as follows for the years ended June 30:

	2019	2018

Change in net operating loss benefit	$161,491	$497,789
Change in valuation allowance	(161,491)	(497,789)
Total	$-	$-

Note 9 - Commitments and Contingencies

At June 30, 2019, there were no legal proceedings against the Company.

Note 10 – Subsequent Events

Subsequent to June 30, 2019, the Company issued 473,286 shares of its common stock as follows:

●	16,667 shares, valued at $1,500 ($0.09 per share), as consideration for consulting services rendered.
●	75,000 shares, valued at $7,500 ($0.10 per share), as partial consideration for entering into an investor relations contract.
●	381,619 shares, valued at $35,000 ($0.092 per share), for final payment on the license agreement with respect to a proprietary delivery system for cannabinoid-based medications (See Note 5).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2019, our internal control over financial reporting was not effective.

As of June 30, 2019, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2019. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2019 to remedy such deficiencies.

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

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Alex Wasyl	30	Chief Financial Officer and Director
Evan Wasoff	72	Chief Financial Officer
Robert I. Goldfarb	64	Chief Operating Officer
Frank Manganella	53	Vice President of Corporate Development
Dr. Joseph Aceto	61	Vice President of Legal and Intellectual Property Counsel -
Richard Greenberg	70	Director
Lindy Snider	57	Director
Courtney Clark	53	Director

Alex Wasyl, 30, Chief Executive Officer and Director, was the co-founder of CRX Bio Holdings LLC. In addition, he has been the managing director of Elevated Life Sciences, a full-service life sciences research and product development company, which he founded in February 2009. Elevated Life Sciences specializes in full service product development, brand management, supply chain management and third-party quality control oversight and related services across the biotechnology, pharmaceuticals, green cleaning technology, as well as other industry sectors. Through his experience at Elevated Life Sciences, Alex has developed an in-depth knowledge of the development of cannabinoid formulations and therapeutics. He has a bachelor’s degree in business administration from the College of New Jersey, having studied Marketing and Consumer Behavior Psychology, and has done further study in biology, biochemistry and physiology.

Evan Wasoff, 70, Chief Financial Officer, has over 40 years of experience as a certified public accountant. Mr. Wasoff also serves as CFO of Kanativa Inc. (formerly Intiva Inc.) From 2005 to 2012, Mr. Wasoff served as the Chief Financial Officer and compliance officer at Falcon Oil and Gas Ltd., a Canadian oil and gas exploration company with activities in Hungary, Australia, Canada and the United States. Since 2012, he has been the principal of AZCO Financial Management, LLC, located in Boulder Colorado, providing business advisory and consulting services and outsourced CFO and controllership services to publicly-reporting and private companies.

Mr. Wasoff holds a Certified Public Accounting license in Colorado. He received a B.S. degree in accounting from the State University of New York at Albany, and an MBA in Finance from the University of Colorado.

Robert Goldfarb, 64, Chief Operating Officer, has over 37 years of legal experience, with much of that focused on the pharmaceutical industry. Since 2007, Mr. Goldfarb has been President and general counsel for privately-held Accu-Break Pharmaceuticals, Inc. Since 2011, he has been a director of privately-held Sustained Nano Systems LLC. Mr. Goldfarb obtained his bachelor’s degree from the University of Connecticut and his J.D. from the University of Florida. He is a member of the Florida Bar.

Frank Manganella, 53, Vice President of Corporate Development, has been the managing partner of portfolio management for CH3 Partners, a funds management, consultancy and financial advisory firm based in New York focused on the legal cannabis industry since October 2015. CH3 Partners specializes in assisting seed-stage to developed companies in the cannabis industry with business development, company due diligence and strategic planning for current and future growth. CH3 Partners works with companies specializing in media, marketing and licensing, legal services, financial services, cultivation and retail, delivery mechanisms, technology and life sciences, with a focus on the benefits of medicinal marijuana. From March 2011 to June 2014, Mr. Manganella was managing director and head of FIC Sales – Americas and global head of Hedge Fund Sales at Commerzbank AG. In his role, he was responsible for distribution and product development across multiple asset-classes geographical jurisdictions and products, including fixed income, currencies, commodities, emerging markets, credit and loans, ETFs and indices. Mr. Manganella received his MBA degree from Durham University in 2013.

Dr. Joseph Aceto, 61, Vice President of Legal and Intellectual Property Counsel, has been in the private practice of law since 2009, consulting on intellectual property matters, prosecuting, managing and advising clients on trademark and copyright matters, due diligence review, and intellectual property licensing. With a Ph.D. in pharmacology, he also works with clients in technology areas associated with new drugs, drug applications, nanotechnology, microfluidics, diagnostic assays, medical devices and several non-healthcare related disciplines. From 2002 to 2008, Dr. Aceto worked as internal counsel and director of intellectual property for Immunicon, Corp., a publicly traded, start-up biotech and medical device company with operations in the US and Europe. Dr. Aceto received his law degree from Widener University School of Law in 2000, his Ph.D. degree from Temple University in 1987, and an M.S. degree in biomedical engineering and science from Drexel University in 1983.

Richard Greenberg, 70, Director, since inception in March 2017. He has also served as Executive Vice President and a Director of Kanativa Inc. (formerly Intiva Inc). and Kanativa USA since their inception in February 2014 and August 2014, respectively. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg has served as a Subcommittee Counsel for the U.S. House of Representatives, and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency.

Mr. Greenberg was a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers.

Mr. Greenberg received a B.A. degree from City University of New York – Queens College and a J.D. degree from Rutgers University School of Law.

Lindy Snider, 57, Director, is an active entrepreneur, philanthropist and advocate for the benefits of medical cannabis. In 2003, Ms. Snider founded and created the Pennsylvania-based Lindi Skin, the first-ever skincare collection dedicated to help relieve the often-debilitating skin side-effects of individuals undergoing cancer therapies including chemotherapy and radiation. Lindi Skin represents an entirely new niche in dermatology and oncology, providing cancer patients with skin care products that bring a sense of wellness and control as they deal with the side effects of their chemotherapy and radiation treatment, which include widely known conditions of hair loss and nausea, among other side-effects. Lindi Skin helps patients address the lesser known skin side-effects of sores, rashes, burns, flaky skin and loss of skin elasticity that often result.

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

Courtney Clark, 53, Director, has more than 15 years of corporate finance expertise. She founded Aspen Peak Advisors, a marketing and investment banking firm in 2010 after having been an analyst and investment banker with TerraNova Capital Partners specializing in global emerging growth companies, primarily in the energy, technology, and medical device spaces. While at TerraNova she was Managing Director of the Public Capital Markets Group where she provided hands-on service and structuring through all stages of capital raising as well as after-market support for companies in the nascence of their corporate presence. Prior to investment banking, Ms. Clark was a Sales Director for First Resort Software (now owned by Gaylord Entertainment, GET:NYSE) where for five years she managed the sales and supported the implementation of integrated software solutions for companies involved in resort and hotel management.

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

Audit Committee

Our Audit Committee members are Courtney Clark (Chair) and Lindy Snider. Both Courtney Clark and Lindy Snider are independent.

The Board of Directors has determined that Courtney Clark, who is independent, is the audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements, (d) understands internal controls over financial reporting, and (e) understands audit committee functions.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the near future.

Potential Conflicts of Interest

Since we do not have a compensation committee comprised of independent Directors, the functions that would have been performed by such committee are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own. There is also a potential conflict in that Messrs. Greenberg and Wasoff are either officers and/or directors of Kanativa USA Inc., and its parent, Kanativa Inc. which owns approximately 35.2% of outstanding shares of the Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Company’s officers, directors and persons who beneficially own more than 10% of a registered class of our Company’s equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to our Company copies of such reports.

Based solely on the review of Forms 3 and 4 received by our Company during the June 30, 2019 fiscal year, as required under Section 16(a)(2) of the Exchange Act, the following persons, although they reported all their transactions as required on either a Form 3 or Form 4, did not report on a timely basis: Alain Bankier, an officer and director, filed two Forms 4 late (relating to 2 transactions); Robert Goldfarb, an officer, filed one Form 4 late (relating to 1 transaction); Frank Manganella, an officer, filed one Form 4 late (relating to 1 transaction); and Lindy Snider, a director, filed one Form 4 late (relating to 1 transaction). Kanativa Inc. filed its Form 3 and one Form 4 late; and Kanativa USA and its beneficial owner, Jeffrey Friedland, each filed one Form 4 late (relating to 1 transaction).

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended June 30, 2019 and 2018, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
Alex Wasyl (Chief Executive Officer) (2)	2019	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-
Alain Bankier (former Interim Chief ExecutiveOfficer and Chief Strategy Officer) (3)	2019	-0-	-0-	418,843	-0-	418,843
	2018	-0-	200,000	-0-	-0-	200,000
Evan Wasoff (Chief Financial Officer	2019		-0-	209,422	-0-	209,422
	2018	20,000	125,000	-0-	-0-	145,000
Robert Goldfarb (Chief Operating Officer)	2019	55,000	-0-	-0-	-0-	55,000
	2018	132,000	125,000	-0-	-0-	257,000
Richard Greenberg (former Executive Vice President and Chairman)	2019	-0-	-0-	74,793	-0-	74,793
	2018	-0-	100,000	-0-	-0-	100,000

(1)	The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 296.73%; risk free interest rate of 2.78%; expected life of 4 years; and expected dividend rate of 0%.
(2)	Mr. Wasyl has served in this capacity since October 26, 2018.
(3)	Mr. Bankier has served in these capacities from March 8, 2018 to April 1, 2019.

The following table sets forth information with respect to stock awards for the Named Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexer-cisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alex Wasyl	-0-	-0-	-0-	—	—	-0-		-0-	-0-	-0-
Alain Bankier	762,500	-0-	-0-	0.54	7/25/2025	-0-	(1)	-0-	-0-	-0-
	500,000	-0-	-0-	0.48	10/1/2025
	500,000	-0-	-0-	0.655	10/26/2025
Evan Wasoff	420,000	-0-	-0-	0.54	7/25/2025	-0-	(1)	-0-	-0-	-0-
	200,000	-0-	-0-	0.655	10/26/2025
Robert Goldfarb	-0-	-0-	-0-	—	—	83,333		7,500	-0-	-0-
Richard Greenberg	112,500	37,500	-0-	0.54	7/25/2025	66,667		6,000	-0-	-0-
	100,000	-0-	-0-	0.655	10/26/2025

(1)	On July 25, 2018, the Board approved the accelerated vesting of the shares granted to Messrs. Bankier and Wasoff.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None of our executive officers or directors are parties to any employment contracts. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Director Compensation

We currently do not compensate our directors in cash for acting as such. We also reimburse our directors for reasonable expenses incurred in connection with their service as directors. Compensation for our directors serving in their capacities as such, was as follows for the fiscal year ended June 30, 2019:

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Option awards ($)		All other compensation ($)	Total ($)
Alain Bankier	-0-	49,862	(1)	-0-	49,862
Courtney Clark	-0-	37,870	(2)	-0-	37,870
Richard Greenberg	-0-		(3)	-0-		(3)
Lindy Snider	-0-	49,862	(1)	-0-	49,862

(1)

The fair value of these options was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 296.73%; risk free interest rate of 2.78%; expected life of 4 years; and expected dividend rate of 0%.

(2)	The fair value of these options was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 290.95%; risk free interest rate of 2.78%; expected life of 4 years; and expected dividend rate of 0%.
(3)	Mr. Greenberg’s compensation is disclosed above in the Summary Compensation Table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of September 25, 2019. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Owned (2)
Alex Wasyl, Chief Executive Officer (3)	5,445,000	10.1%
Frank Manganella, VP Corporate Development (4)	2,420,000	4.5%
Evan Wasoff, Chief Financial Officer (5)	1,620,000	3.0%
Richard Greenberg, Director (6)	1,119,521	2.1%
Joseph Aceto, VP Legal (7)	1,045,000	2.0%
Robert Goldfarb, Chief Operating Officer	1,028,800	1.9%
Lindy Snider, Director (8)	567,500	1.1%
Courtney Clark, Director (9)	62,500	0.1%
Kanativa USA, Inc. (10)	19,000,000	35.2%
Kanativa Ventures Inc.	5,000,000	9.3%
Alain Bankier (11)	4,018,501	7.2%
All Officers and Directors (8 persons) (12)	13,308,051	24.42%

*less than 0.1%

(1)	The address of each beneficial owner is 4340 E. Kentucky Avenue, Suite 206, Denver, Colorado 80246.
(2)	Applicable percentage ownership is based on 53,984,004 Shares of Common Stock outstanding as of September 25, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 25, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Includes 3,267,000 shares for which forfeiture restrictions have not yet lapsed.
(4)	Includes 1,452,000 shares for which forfeiture restrictions have not yet lapsed.
(5)	Includes 620,000 shares purchasable under immediately exercisable stock options.
(6)	Includes 231,250 shares purchasable under immediately exercisable stock options.
(7)	Includes 627,000 shares for which forfeiture restrictions have not yet lapsed.
(8)	Includes 87,500 shares purchasable under immediately exercisable stock options.
(9)	Includes 62,500 shares purchasable under immediately exercisable stock options.
(10)	Kanativa USA, Inc. is a Colorado corporation that is a wholly-owned subsidiary of Kanativa Inc., a Canadian corporation.
(11)	Includes 1,762,500 shares purchasable under immediately exercisable stock options.
(12)	Includes 5,346,000 shares for which forfeiture restrictions have not yet lapsed and 1,001,250 shares purchasable under immediately exercisable stock options.

To the knowledge of the Company, there are no arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2019, we had the following equity securities authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,032,500		$0.56	8,293,500
Equity compensation plans not approved by security holders	-0-	$		—
Total	3,032,500			8,293,500

Long-Term Incentive Plan (“LTIP”) and Awards

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2019, 150,000 of the shares issued (valued at $18,750) were subject to forfeiture until vesting occurred.

2018 Equity Incentive Plan

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2019, 3,032,500 stock options granted under the 2018 Plan are outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

The Company’s wholly-owned subsidiary, Intiva BioPharma Inc., a Colorado corporation (“Colorado BioPharma”) was formed as a subsidiary of Kanativa USA, Inc. (formerly Intiva USA, Inc.) in March 2017. Kanativa USA, Inc. is a subsidiary of Kanativa Inc. (formerly Intiva Inc.), an Ontario, Canada corporation.

Three of our directors, Courtney Clark, Richard Greenberg and Lindy Snider, are three of Kanativa’s six-person board of directors. Evan Wasoff, the Company’s Chief Financial Officer, and Richard Greenberg are also officers of Kanativa and serve in similar positions with other subsidiaries and affiliated entities of Kanativa.

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

In September 2017, the Company entered into a Securities Services Agreement with Compliance Services Corp. pursuant to which the Company issued a total of 200,000 shares of the Registrant’s common stock to each of Ivo Heiden and Securities Compliance Corp. and agreed to register such shares for resale. In response to the Company’s request to return of a portion of the shares, 77,778 shares were returned for cancellation in May 2019.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the year 2019 and to date.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table is a summary of the fees billed to us by M&K CPAS for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed for Fiscal 2019	Fees Billed for Fiscal 2018

Audit Fees (1)	$18,350	$15,900
Audit-Related Fees (2)	-	6,150
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$18,350	$22,050

(1)	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

(2)	Includes review of our registration statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to:
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018	Exhibit 2.1 to the registrant’s current report on form 8-K filed October 30, 2018
3.1	Certificate of Incorporation	Exhibit 3.1 to the registrant’s registration statement on Form 10 filed November 14, 2014
3.2	Certificate of Merger	Exhibit 3.1(i) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.3	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1(ii) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.4	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
3.5	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s annual report on Form 10-K filed October 1, 2018
3.6	Bylaws	Exhibit 3.2 to the registrant’s Form 10 registration statement filed November 14, 2014
10.1#	2017 Stock Incentive Plan	Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC	Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.	Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.4#	2018 Equity Incentive Plan	Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed October 1, 2018
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the registration statement on Form S-1 (File No. 333-225477) filed June 7, 2018
31.1	Rule 13a-14(a) Certification of Alex Wasyl
31.2	Rule 13a-14(a) Certification of Evan Wasoff
32.1	Certification of Alex Wasyl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Nexien BioPharma, Inc. for the fiscal year ended June 30, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

#	Indicates a management contract or compensatory plan or arrangement.
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

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: September 30, 2019	By:	/s/ Alex Wasyl
Alex Wasyl, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Wasyl	Chief Executive Officer (Principal Executive Officer) and Director
Alex Wasyl		September 30, 2019
/s/ Evan Wasoff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Evan Wasoff		September 30, 2019

/s/ Richard Greenberg	Director
Richard Greenberg		September 30, 2019

/s/ Lindy Snider	Director
Lindy Snider		September 30, 2019

/s/ Courtney Clark	Director
Courtney Clark		September 30, 2019

