Form 10-Q
period 2019-09-30
NEXIEN BIOPHARMA, INC.
filed 2019-11-12
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,984,004 shares as of November 12, 2019.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)

Assets

Current Assets
Cash	$70,821	$146,356
Prepaids-related	99,667	99,667
other	35,323	64,647

Total current assets	205,811	310,670

Total Assets	$205,811	$310,670

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$22,250	$44,750

Total current liabilities	22,250	44,750

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 53,984,004 shares issued and outstanding -September 30, 2019; and 53,510,718 shares- June 30, 2019	5,398	5,351
Additional paid in capital	11,567,620	11,505,819
Common stock subject to forfeiture	(4,872,013)	(5,469,708)
Accumulated deficit	(6,517,444)	(5,775,542)

Total Stockholders’ Equity	183,561	265,920

Total Liabilities and Stockholders’ Equity	$205,811	$310,670

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018

Revenue	$-	$-

Operating expenses
Professional fees	23,936	84,773
Research and development	-	33,408
General and administrative	682,966	679,382
License fee	35,000	-

Total operating expenses	741,902	797,563

Net loss	$(741,902)	$(797,563)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	53,698,615	44,448,496

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

For the Three months ended September 30, 2019 and 2018

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Common Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$(5,469,708)	$(5,775,542)	$265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	578,945	-	578,945
Fair value of options and warrants issued for services	-	-	17,848	-	-	17,848
Net loss	-	-	-	-	(741,902)	(741,902)

Balance, September 30, 2019	53,984,004	$5,398	$11,567,620	$(4,872,013)	$(6,517,444)	$183,561

Balance, June 30, 2018	44,448,496	$4,445	$2,882,888	$(229,168)	$(1,474,629)	$1,183,536

Vesting of management shares subject to forfeiture	-	-	-	154,168	-	154,168
Fair value of options and warrants issued for services	-	-	277,617	-	-	277,617
Fair value of warrants issued	-	-	155,934	-	-	155,934
Net loss	-	-	-	-	(797,563)	(797,563)

Balance, September 30, 2018	44,448,496	$4,445	$3,316,439	$(75,000)	$(2,272,192)	$973,692

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018

Cash flows from operating activities
Net loss	$(741,902)	$(797,563)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	36,598	587,719
Fair value of shares issued for CRx Acquisition	578,945	-
Stock issued for services and license fee	42,500	-
Changes is assets and liabilities
Decrease in prepaids	29,324	1,500
(Decrease) increase in accounts payable and accrued expenses	(21,000)	(37,300)
Cash used in operating activities	(75,535)	(245,644)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(75,535)	(245,644)
Cash and cash equivalents, beginning of period	146,356	819,739
Cash and cash equivalents, end of period	$70,821	$574,095

Supplemental disclosure of non-cash investing and financing activities
Shares issued for settlement of accounts payable	$1,500	$-

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of September 30, 2019 and June 30, 2019 and for the three month periods ended September 30, 2019 and 2018 present the historical financial information of BioPharma.

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

Principles of Consolidation

The accompanying consolidated financial statements include BioPharma and its wholly owned subsidiaries: Intiva BioPharma Inc. (a Colorado corporation), NexN Inc. (“NexN”) and NexDM Inc., and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

Basis of Presentation/Going Concern Uncertainty

The Financial Statements presented herein have been prepared in accordance with the accounting policies described in the June 30, 2019 audited financial statements and should be read in conjunction with the notes to financial statements which appear as part of those financial statements.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Nature of Business and Basis of Presentation (continued)

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $6,517,444. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires significant amounts of capital funding for clinical trials, formulation and other matters. At September 30, 2019, the Company had working capital of $183,561. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, formulation, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of September 30, 2019 and for the three-month periods ended September 30, 2019 and 2018. All such adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2019 and June 30, 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Note 4- Prepaid Expenses

Prepaid expenses at September 30, 2019 consist of:

Kanativa USA (Note 7)	$99,667
Insurance and other	35,323
$134,990

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 5 – License Agreements (continued)

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

Accu-Break License Agreement

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications from Accu-Break Pharmaceuticals Inc (Accu-Break). Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor. An additional $10,000 was paid on November 1, 2018, $20,000 was paid on February 28, 2019. The final payment of $35,000 was paid effective August 31, 2019 in common stock of the Company, valued using the weighted average for the five trading days immediately preceding the due date of the payment and was charged to operations during the period. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement.

At June 30, 2019, the Company has estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement, nor the $65,000 of costs capitalized under the Accu-Break License Agreement, and recognized an impairment of $367,915 for both licenses at June 30, 2019. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements. The Company will charge to operations all future payments due under the license agreements.

Note 6 – Stockholders’ Equity

Common Stock

During the three months ended September 30, 2019, the Company issued shares of its common stock as follows:

●	16,667 shares, valued at $1,500 ($0.09 per share), as settlement for accounts payable.
●	75,000 shares, valued at $7,500 ($0.10 per share), for marketing services rendered to the Company.
●	381,619 shares, valued at $35,000 ($0.09 per share), as consideration for amounts due under the Company’s license agreement with Accu-Break (Note 5).

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. During the year ended June 30, 2019 and three month period ended September 30, 2019, $1,484,042 and $578,495, respectively, has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares.

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its’ former Chief Executive Officer and Chief Financial Officer. As of September 30, 2019, all shares issued under the 2017 Stock Incentive Plan have been fully vested.

2018 Equity Incentive Plan

(i) On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and has reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6 – Stockholders’ Equity (continued)

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

The fair value of the options granted as of September 30, 2019 is $635,530. Amortization of the vested portion of the options charged to operations was $17,848 during the three months ended September 30, 2019, and $37,455 is unamortized at September 30, 2019.

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

Average risk-free interest rates	2.88% - 2.93%
Average expected life (in years)	4.0
Volatility	171% to 172%

The fair value of the fully vested options granted of $803,997 was charged to operations during the year ended June 30, 2019.

A summary of option activity during the three months ended September 30, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2019	-
Granted	3,032,500	$0.56	6.2
Exercised	-
Expired (Canceled)	-
Outstanding– September 30, 2019	3,032,500	$0.56	5.9
Exercisable – September 30, 2019	2,951,250	$0.55	5.9

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 7 – Related Party Transactions

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc.

At September 30, 2019, BioPharma was owed $99,667 from Kanativa USA for advances made by BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Agreement (See Note 3). The balance due from Kanativa USA is being repaid at $1,500 per month for 18 months commencing September 1, 2018 with the remaining balance due on March 1, 2020.

On August 10, 2017, the Board of Directors granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share), under the Company’s 2017 Stock Incentive Plan. One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. During the period ended September 30, 2019, $18,750 was charged to operations for the vesting of management shares issued subject to forfeiture. As of September 30, 2019, all shares granted have been fully vested.

Certain Directors and the Chief Financial Officer of the Company are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 8 – Subsequent Events

The Company has analyzed its operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any material sub subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three months ended September 30, 2019 and 2018. This MD&A should be read in conjunction with our financial statements as of June 30, 2019 and 2018. See section entitled “Forward-Looking Statements” above.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to September 30, 2019, there is substantial doubt that we can continue as an on-going business for the next twelve months without the success of our business operations. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA.

Results of Operations for the three months ended September 30, 2019 as compared to September 30, 2018

Net loss for the three months ended September 30, 2019 was $741,902, a decrease of $55,661 from the net loss of $797,563 for the three months ended September 30, 2018.

General and administrative costs of $682,966 incurred during the three months ended September 30, 2019 includes non-cash charges of $615,543 comprised of $578,945 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $36,598. In comparison, general and administrative costs of $679,382 for the 2018 period included $587,719 for vesting of common shares previously issued to management, and the valuation of vested options granted and warrants issued during the period. During the three months ended September 30, 2018, the Board of Directors granted options to purchase a total of 1,810,000 shares of Common Stock, exercisable for a period of seven years, to officers/directors/consultants of the Company at an exercise price of $0.54 per share, and options to purchase a total of 150,000 shares of Common Stock, exercisable for a period of seven years, to two individuals, (i) a director and (ii) a consultant of the Company, at an exercise price of $0.38 per share.

There were no research and development costs for the period ended September 30, 2019 as compared to $33,408 for the period ended September 30, 2018.

Professional fees of $23,936 for the three months ended September 30, 2019 decreased by $60,837 from $84,773 for the period ended September 30, 2018. Fees for the 2019 period consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings. During the period ended September 30, 2018, professional fees consisted of legal fees to external counsels and our chief operating officer for patent and FDA related regulatory matters, legal fees for securities related matters, and fees for annual audit and other required regulatory filings. The decrease is due, in part, to a reduction in legal fees to external counsel for patent and FDA related regulatory matters subsequent to the CRx transaction wherein external counsel expenditures were now being performed by in-house counsel.

We also paid $35,000 in shares of our Common Stock with respect to a proprietary delivery system for cannabinoid-based medications during the quarter ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2019, we had working capital or $183,561 and cash of $70,821, as compared to working capital of $265,920, and cash of $146,356 at June 30, 2019. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. We used $75,535 of cash for operating activities, with no increase in liquidity from financing activities during the three months ended September 30, 2019. In comparison, operating activities used cash of $245,644 during the comparable 2018 period, with no cash provided by financing activities.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through September 30, 2019, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate we will need to raise at a minimum $1.5 million during the next 12 months to commence our drug development projects and fund the operating costs related to being a public company. Determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts produce results that warrant a decision to cease ongoing research and development efforts. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financing, a bank line of credit, or other arrangements. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

On February 28, 2018, we obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor. An additional $10,000 was paid on November 1, 2018, $20,000 was paid on February 28, 2019 and a final payment, of $35,000, due August 31, 2019, was paid in shares of our common stock. We are required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. We may grant sublicenses under the terms of the agreement.

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

Immediately after closing, Alex Wasyl, the CEO of CRx, was elected to serve as a director and our CEO. Alain Bankier, who had been serving as our interim CEO, was elected to serve as our Executive Chairman of the Board of Directors and Chief Strategy Officer. Richard Greenberg resigned his position as Chairman of the Board, but continues to serve on the Board. As of April 1, 2019, Mr. Bankier resigned as an officer and director of the Company. Effective October 21, 2019, Courtney Clark resigned as a director of the Company.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of September 30, 2019 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 10-K as filed with the SEC on September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2019 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
July 2019	Kotzker Consulting LLC	16,667 shares of Common Stock	Services valued at $1,500
September 2019	The Equity Group Inc.	75,000 shares of Common Stock	Services valued at $7,500
September 2019	Accu-Break Pharmaceuticals, Inc.	381,619 shares of Common Stock	License fee of $35,000

We relied upon the exemption from registration contained in Section 4(a)(2) under the Securities Act, as the securities were sold only to investors, sophisticated as to the business of the Company, without the use of general solicitation or advertising. No underwriters or placement agents were used and no commissions were paid in the above stock transactions. A restrictive legend was placed on the certificates evidencing the securities issued in the above transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
31.1	Rule 13a-14(a) Certification of Alex Wasyl
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Alex Wasyl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended September 30, 2019, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (5)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: November 12, 2019	By:	/s/ Alex Wasyl
Alex Wasyl, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

