Form 10-Q
period 2020-03-31
NEXIEN BIOPHARMA, INC.
filed 2020-05-14
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,984,004 shares as of May 14, 2020.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)

Assets

Current Assets
Cash	$22,045	$146,356
Prepaids-related	90,667	99,667
other	4,371	64,647

Total current assets	117,083	310,670

Total Assets	$117,083	$310,670

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$22,330	$44,750

Total current liabilities	22,330	44,750

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 53,984,004 shares issued and outstanding -March 31, 2020; and 53,510,718 shares- June 30, 2019	5,398	5,351
Additional paid in capital	11,583,159	11,505,819
Common stock subject to forfeiture	(3,720,416)	(5,469,708)
Accumulated deficit	(7,773,388)	(5,775,542)

Total Stockholders’ Equity	94,753	265,920

Total Liabilities and Stockholders’ Equity	$117,083	$310,670

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	13,150	24,472	46,151	167,299
Research and development	-	2,711	-	48,689
General and administrative	546,520	457,627	1,916,695	3,025,550
License fee	-	-	35,000	-

Total operating expenses	559,670	484,810	1,997,846	3,241,538

Net loss	$(559,670)	$(484,810)	$(1,997,846)	$(3,241,538)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	53,984,004	53,715,996	53,889,221	50,163,056

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

For the Nine months ended March 31, 2020 and 2019

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$(5,469,708)	$(5,775,542)	$265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	1,730,542	-	1,730,542
Fair value of options and warrants issued for services	-	-	33,387	-	-	33,387
Net loss	-	-	-	-	(1,997,846)	(1,997,846)

Balance, March 31, 2020	53,984,004	$5,398	$11,583,159	$(3,720,416)	$(7,773,388)	$94,753

Balance, June 30, 2018	44,448,496	$4,445	$2,882,888	$(229,168)	$(1,474,629)	$1,183,536
Issuance of shares for acquisition of CRx at $0.76 per share	11,000,000	1,100	8,358,900	(7,524,000)	-	836,000
Vesting of management shares subject to forfeiture	-	-	-	191,668	-	191,668
Fair value of options and warrants issued for services	-	-	1,456,350	-	-	1,456,350
Fair value of warrants issued	-	-	155,934	-	-	155,934
Vesting of CRx shares	-	-	-	166,514	-	166,514
Cancellation of CRx shares	(1,732,500)	(173)	(1,316,527)	1,316,700	-	-
Net loss	-	-	-	-	(3,241,538)	(3,241,538)

Balance, March 31, 2019	53,715,996	$5,372	$11,537,545	$(6,078,286)	$(4,716,167)	$748,464

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019

Cash flows from operating activities
Net loss	$(1,997,846)	$(3,241,538)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	52,137	1,803,952
Fair value of shares issued for CRx Acquistion	1,730,542	1,002,514
Stock issued for services and license fee	42,500	-
Changes is assets and liabilities
Decrease (increase) in prepaids	69,276	(46,080)
Decrease in due from related party	-	7,500
(Decrease) in accounts payable and accrued expenses	(20,920)	(80,935)
Cash used in operating activities	(124,311)	(554,587)

Cash flows from investing activities
Cash paid for license	-	(30,000)
Cash used in investing activities	-	(30,000)

Cash flows from financing activities
Cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(124,311)	(584,587)
Cash and cash equivalents, beginning of period	146,356	819,739

Cash and cash equivalents, end of period	$22,045	$235,152

Supplemental disclosure of non-cash investing and
financing activities
Shares issued for settlement of accounts payable	$1,500	$-
Cancellation of CRx shares	$-	$173

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of March 31, 2020 and June 30, 2019 and for the three- and nine- month periods ended March 31, 2020 and 2019 present the historical financial information of BioPharma.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Nature of Business and Basis of Presentation (continued)

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $7,773,388. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires significant amounts of capital funding for clinical trials, formulation and other matters. At March 31, 2020, the Company had working capital of $94,753. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, formulation, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In the opinion of Management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of March 31, 2020 and for the three- and nine-month periods ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2020 and June 30, 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2020 and June 30, 2019, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Note 4- Prepaid Expenses

Prepaid expenses at March 31, 2020 consist of:

Kanativa USA (Note 7)	$90,667
Insurance and other	4,371
$95,038

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

Note 6 – Stockholders’ Equity

Common Stock

During the nine months ended March 31, 2020, the Company issued shares of its common stock as follows:

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. During the year ended June 30, 2019 and nine-month period ended March 31, 2020, $1,484,042 and $1,730,542, respectively, has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares.

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its’ former Chief Executive Officer and Chief Financial Officer. As of March 31, 2020, all shares issued under the 2017 Stock Incentive Plan have been fully vested.

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

The fair value of the fully vested options granted of $635,101 was charged to operations as of March 31, 2020.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.88% - 2.93%
Average expected life (in years)	4.0
Volatility	171% to 172%

The fair value of the fully vested options granted of $803,997 was charged to operations during the year ended June 30, 2019.

A summary of option activity during the nine months ended March 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding -June 30, 2019	3,032,500	$0.56	6.2
Granted	-
Exercised	-
Expired (Canceled)	(37,500)
Outstanding March 31, 2020	2,995,000	$0.55	5.4
Exercisable March 31, 2020	2,995,000	$0.55	5.4

Note 7 – Related Party Transactions

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc.

At March 31, 2020, BioPharma was owed $90,667 from Kanativa USA for advances made by BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Agreement (See Note 3). The balance due from Kanativa USA was being repaid at $1,500 per month for 18 months commencing September 1, 2018 with the remaining balance due on March 1, 2020. BioPharma extended the due date for payment of the remaining balance to June 30, 2020.

On August 10, 2017, the Board of Directors granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share), under the Company’s 2017 Stock Incentive Plan. One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. During the nine months ended March 31, 2020, $18,750 was charged to operations for the vesting of management shares issued subject to forfeiture. All shares granted have been fully vested.

Certain Officers and Directors of the Company are also officers and directors of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 8 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2020 through the date these financial statements were issued, and has determined that it does not have any material sub subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the nine months ended March 31, 2020 and 2019. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2019 and 2018. See section entitled “Forward-Looking Statements” above.

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

We are a start-up company with no revenues from operations. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to March 31, 2020, there is substantial doubt that we can continue as an on-going business for the remainder of the current fiscal year without a significant and immediate infusion of capital. The Company has had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended March 31, 2020 as compared to March 31, 2019

Net loss for the three months ended March 31, 2020 was $559,670, an increase of $74,860 from the net loss of $484,810 for the three months ended March 31, 2019. As explained below, most of the loss is attributable to significant stock-based compensation costs and the fair value of common stock issued for the CRx acquisition.

General and administrative costs of $546,520 incurred during the three months ended March 31, 2020 includes a non-cash charge of $526,084 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC. General and administrative expenses of $457,627 for the three months ended March 31, 2019 includes non-cash stock-based compensation costs of $388,144 for (i) the vesting of common shares previously issued to management, valued at $18,750, (ii) the fair value of vested stock options granted of $202,880, and (iii) amortization of shares subject to forfeiture issued to CRx of $166,514. Exclusive of stock-based compensation costs, general and administrative costs for the three months ended March 31, 2020 were $20,437, a decrease of $49,046 from comparable costs for the 2019 period of $69,483.

There were no research and development costs for the period ended March 31, 2020 as compared to $2,711 for the period ended March 31, 2019. Research and development costs for the 2019 period were predominately for continuation of activities under our agreement with the contract manufacturer.

Professional fees of $13,150 for the three months ended March 31, 2020 decreased by $11,322 from $24,472 for the period ended March 31, 2019. Fees for the 2020 period consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory filings. The decrease is due, in part, to a reduction in legal fees to external counsel for patent and FDA related regulatory matters subsequent to the CRx transaction wherein external counsel expenditures were now being performed by in-house counsel.

Results of Operations for the nine months ended March 31, 2020 as compared to March 31, 2019

Net loss for the nine months ended March 31, 2020 was $1,997,846, a decrease of $1,243,692 from the net loss of $3,241,538 for the nine months ended March 31, 2019. As with the three-month period loss, most of the loss for the nine months ended March 31, 2020 and 2019 is attributable to significant stock-based compensation costs.

General and administrative costs of $1,916,695 incurred during the nine months ended March 31, 2020 includes a non-cash charge of $1,730,542 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $52,137. In comparison, general and administrative costs of $3,025,550 incurred during the nine months ended March 31, 2019 includes $1,803,952 of non-cash stock-based compensation costs for: vesting of common shares previously issued to management valued at $191,668; the fair value of vested stock options granted of $1,456,350; and the fair value of warrants issued of $155,934. Also included in general and administrative expenses for the 2019 period is a non-cash charge of $1,002,514 for (i) the $836,000 fair value of the 1,100,000 vested shares issued for the acquisition of CRX Bio Holdings LLC and (ii) $166,514 for the vesting of shares issued to CRx subject to forfeiture. Exclusive of stock-based compensation costs, general and administrative costs for the nine months ended March 31, 2020 was $134,017, a decrease of $85,067 from comparable costs for the 2019 period of $219,084.

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

There were no research and development costs for the period ended March 31, 2020 as compared to $48,689 for the period ended March 31, 2019. Research and development costs for the 2019 period were predominately for continuation of activities under our agreement with the contract manufacturer.

Professional fees of $46,151 for the nine months ended March 31, 2020 decreased by $121,148 from $167,299 for the period ended March 31, 2019. Fees for the 2019 period consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings. The decrease is due, in part, to a reduction in legal fees to external counsel for patent and FDA related regulatory matters subsequent to the CRx transaction wherein external counsel expenditures were now being performed by in-house counsel.

We also paid $35,000 in shares of our Common Stock with respect to a proprietary delivery system for cannabinoid-based medications during the nine months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2020, we had working capital of $94,753 and cash of $22,045, as compared to working capital of $265,920, and cash of $146,356 at June 30, 2019. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. We used $124,311 of cash for operating activities, with no increase in liquidity from financing activities during the nine months ended March 31, 2020. In comparison, operating activities used cash of $554,587 and investing activities used $30,000 during the comparable 2019 period, with no cash provided by financing activities.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through March 31, 2020 there is substantial doubt that we can continue as an on-going business for the remainder of the current fiscal year without a significant and immediate infusion of capital. We estimate we will need to raise at a minimum $1.5 million during the next 12 months to commence our drug development projects and fund the operating costs related to being a public company. Thus far, we have had to cease research and development activities due to the lack of sufficient working capital. All of management’s efforts are focused on sourcing capital, as well as seeking merger or other business combination or restructuring opportunities.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Immediately after closing, Alex Wasyl, the CEO of CRx, was elected to serve as a director and our CEO. Alain Bankier, who had been serving as our interim CEO, was elected to serve as our Executive Chairman of the Board of Directors and Chief Strategy Officer. Richard Greenberg resigned his position as Chairman of the Board, but continues to serve on the Board. As of April 1, 2019, Mr. Bankier resigned as an officer and director of the Company. Effective October 21, 2019, Courtney Clark resigned as a director of the Company. Effective March 31, 2020, Alex Wasyl resigned as CEO and as a director of the Company, and Richard Greenberg was elected to serve as our CEO.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of March 31, 2020 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, we did not issue or sell any unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended March 31, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (5)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: May 14, 2020	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

