Form 10-K
period 2020-06-30
NEXIEN BIOPHARMA, INC.
filed 2020-09-28
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55320

NEXIEN BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2049376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4340 East Kentucky Avenue, Suite 206, Glendale, Colorado	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 495-7583

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data Fail required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $739,977 as of December 31, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,781,196 shares as of September 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially than those projected or anticipated. Actual results could differ materially from those projected in the forward-looking statements. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, the Company cannot assure a reader that the forward-looking statements set out in this report will prove to be accurate. The Company’s business can be affected by, without limitation, such things as natural disasters, economic trends, international strife or upheavals, consumer demand patterns, labor relations, existing and new competition, consolidation, and growth patterns within the industries in which the Company competes and any deterioration in the economy may individually or in combination impact future results.

PART I

ITEM 1.	BUSINESS.

In this report, unless the context requires otherwise, references to the “Company”, “BioPharma”, “we”, “us” and “our” are to Nexien BioPharma, Inc., a Delaware corporation, formerly Intiva BioPharma Inc.

Corporate History

The Company was incorporated on November 10, 1952 in Michigan as Gantos, Inc. On July 21, 2008, the Company completed its change in domicile to Delaware and subsequently changed its name to Kinder Holding Corp. Since bankruptcy liquidation in June 2000, the Company has not had any operations and adopted “fresh-start” accounting as of June 21, 2000, in accordance with procedures specified by AICPA Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

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

The Company’s current flagship research and development programs are focused on advancing formulations that have the potential to significantly improve the treatment outcomes of certain convulsive disorders and neuromuscular disorders. As of the date of this report, work on these research and development programs has ceased due to the lack of sufficient funding. The Company is currently seeking a business combination opportunity and maintaining the intellectual property assets which management believes have the most potential.

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

Our patent applications relate to methods and compositions for treating such diseases with the use of cannabinoids and covers the administration of the drug(s) by such delivery systems as topical, oral, nasal, inhalation or a combination thereof. On July 07, 2020, a utility patent was granted (US10702,495) relating to a method for treating the symptoms of myotonia with a therapeutically effective amount of cannabidiol and tetrahydrocannabinaol in a subject. Corresponding claims were also submitted in Europe.

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

On August 13, 2019 we filed a pre-IND meeting request (the “Request”) to discuss the requirements for submission of an Investigation New Drug Application for a combination of Cannabidiol and THC Sublingual Tablet for muscle relaxation in patients with myotonic dystrophy and for the treatment of myotonia. On October 8, 2019 we received written responses from the FDA to the questions we raised in the pre-IND meeting request. We are presently evaluating the responses as we seek to move our development plan forward.

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

An additional utility patent application (US16/435,756) was filed as a continuation-in-part on June 10, 2019, resulting in the issuance of patent US10,702,495 on July 07, 2020, to incorporate some early formulation concepts that may show use in the relief of these DM symptoms. A corresponding application has been filed at the European Patent Office (EP19179559.0).

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

In addition to the royalty payments described above, and as consideration for entering into the agreement, the Company agreed to pay Accu-Break a license fee of $100,000, which has been paid in full.

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

To date, we have filed three provisional patent applications all related to our drug development projects, specifically the use of cannabinoid receptor modulators and/or terpenes to treat certain diseases or medical conditions. Assuming the successful completion of clinical trials, of which there can be no assurance, we believe that we will be able to secure patent protection and retain applicable intellectual property rights.

The table below depicts the Company’s patent applications:

Description of the Patent Application filed with USPTO	Date
Method and Compositions for Treating Dystrophies and Myotonia	Granted July 07, 2020
Method and Compositions for Parenteral Administration of Cannabidiol in the treatment of Convulsive Disorders	July 31, 2020
Method and Compositions for Parenteral Administration of Cannabidiol in the treatment and prevention of Chronic Traumatic Encephalopathy	July 31, 2020
Method and Compositions for the treatment of Neuropathic Pain by Parenteral Administration of Cannabinoids	July 31, 2020

In addition, on June 8, 2018, a U.S. Patent Application was filed relating to the use of cannabinoid receptor modulators and/or terpenes to treat extreme health hazards due to exposure to organophosphorus nerve agents and/or organophosphorus insecticides. A continuation was filed on August 01, 2020 relating to a compound disclosed in the patent application with pending applications in Europe and Canada. An Israeli patent (238946) was granted on July 01, 2019 for the Use of Cannabinoids and Terpenes for Treatment of Organophosphate and Carbamate Toxicity based on licensed technology from Kotzker Consulting LLC.

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

The Sessions Memo instructs federal prosecutors to disregard the previous Obama-era Cole Memo guidance, and instead follow “the well-established principles that govern all federal prosecutions as reflected in chapter 9-27.000 of the U.S. Attorney’s Manual.” The Sessions Memo continues, stating, “[t]hese principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes in the community.”

The effect of the Cole Memo’s rescission remains to be seen. Since 1980, when chapter 9-27.000 of the U.S. Attorney’s Manual was originally promulgated, the United States has undergone a dramatic shift in both national and state-level marijuana policy. In 1980, there were no states in the U.S. with marijuana decriminalization or legalization statutes. As of June 30, 2020, 33 states and the District of Columbia have enacted medical marijuana legislation in some form, with additional states considering similar legalization measures. As a result, the manner in which the factors identified in chapter 9-27.000 of the U.S. Attorney’s Manual (e.g. “seriousness of the crime,” “deterrent effect of criminal prosecution,” and cumulative impact .. . . in the community”) are considered and interpreted today as a matter of prosecutorial discretion, will likely be different than the way in which they were considered and interpreted in 1980.

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

Research and Development Activities

We have incurred $-0- and $63,858 during the fiscal years ended June 30, 2020 and 2019, respectively, on research and development for the Company. None of these research or development costs are borne by the customer.

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

The audited financial statements of BioPharma included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2020, the Company had a working capital deficit of $6,365. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. We have incurred an accumulated deficit of $8,447,159 since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock.

Based on our financial history, in its report on the financial statements for the year ended June 30, 2020, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date, we have not generated any revenues and we do not anticipate generating any significant revenues during the current fiscal year.

Notwithstanding BioPharma’s success in raising approximately $2.1 million from the sale of its securities from inception in 2017 through June 2020, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, find strategic or financial partners for a specific drug candidate, or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The Company has negative cash flow for the financial year ended June 30, 2020.

The Company had negative operating cash flow for the financial year ended June 30, 2020. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete any of our drug development projects

Our research operations are expected to require significant cash expenditures. We expect to spend substantial and increasing amounts to conduct our planned research and development, including preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals to eventually market and commercialize any of our drug candidates. As of June 30, 2020, we had only $10,786 in cash and cash equivalents. Through June 2020, we have raised approximately $2.1 million in equity under private placement offerings. We believe that current cash is not sufficient to fund our overhead operations through the remainder of calendar 2020. We estimate that we will require additional capital of at least $40,000 for the remainder of calendar 2020 to maintain our existence as a public reporting company. As discussed below, determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts are not fruitful. Any progress we make in our research efforts is uncertain because it is difficult to predict our budget for our drug development activities due to numerous factors, including, without limitation, the rate of progress of preclinical studies, clinical trials, the results of preclinical studies and clinical trials for such indication and the costs and timing of seeking and obtaining regulatory approvals for clinical trials. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently anticipated due to changing circumstances beyond our control. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

Achievement of the Company’s business objectives is also contingent, in part, upon compliance with other regulatory requirements enacted by governmental authorities and obtaining other required regulatory approvals. The regulatory regime applicable to the cannabis business in the U.S. is currently undergoing significant proposed changes and the Company cannot predict the impact of the regime on its business once the structure of the regime is finalized. Similarly, the Company cannot predict the timeline required to secure all appropriate regulatory approvals for its products, or the extent of testing and documentation that may be required by governmental authorities. Any delays in obtaining, or failing to obtain, required regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or in restrictions on the Company’s operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act, and could adversely affect the market price of our Common Stock. As of September 24, 2020, we have 55,781,196 shares of Common Stock outstanding, of which 45,904,161 are restricted due to applicable federal securities laws. As restrictions on the resale of shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time.

If holders of restricted securities sell a large number of shares pursuant to Rule 144, they could adversely affect the market price for our Common Stock, over which we will likely have no control.

You may experience dilution of your ownership interest because of the potential of future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of Common Stock, par value $0.0001 per share, of which 55,781,196 shares of Common Stock are outstanding as of September 24, 2020.

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

As of September 24, 2020, our directors and executive officers and stockholders holding more than 5% of our Common Stock own of record and beneficially, in the aggregate, approximately 65% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise considerable influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

We are subject now to the Penny Stock rules since our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the years ended June 30, 2020 and 2019.

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

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of pennies per share to a high of $3.95 during the two most recently completed fiscal years. Many factors could have a significant impact on the future price of our common shares, including:

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

	Price Range
Period	High	Low
Year Ended June 30, 2019:
First Quarter	$3.95	$0.29
Second Quarter	$1.48	$0.15
Third Quarter	$0.21	$0.081
Fourth Quarter	$0.10	$0.031
Year Ended June 30, 2020:
First Quarter	$0.10	$0.0443
Second Quarter	$0.0915	$0.035
Third Quarter	$0.0659	$0.031
Fourth Quarter	$0.074	$0.0092

As of September 24, 2020, the closing price for the Common Stock was $0.06 per share.

As of September 4, 2020, our shares of Common Stock were held by 705 stockholders of record. The transfer agent of our Common Stock is Standard Registrar and Transfer Company, Inc., whose telephone number is: (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,995,000	$0.55	8,331,000
Equity compensation plans not approved by security holders	-0-	–	-0-
Total	2,995,000		8,331,000

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2020, all 5,233,333 shares issued have been vested.

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2020, 2,995,000 stock options were granted and exercisable.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2020, we did not issue or sell any unregistered securities.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended June 30, 2020 and 2019. This MD&A should be read in conjunction with our financial statements as of June 30, 2020 and 2019. See section entitled “Forward-Looking Statements” above.

Overview

We are engaged in pursuing pre-clinical and drug development activities for certain pharmaceutical formulations that include cannabinoids. We have filed three provisional patent applications, and acquired a license covering certain intellectual property related to a drug delivery system. In October 2018, we acquired all of the membership interest in CRx Bio Holdings LLC, which also engaged in the research and development of advanced cannabinoid formulations and drug delivery systems, by issuing 11,000,000 shares of our common stock. As part of the CRx acquisition, we also acquired three additional patent applications. CRx had an agreement with a major university to perform pre-clinical research related to the parenteral administration of cannabinoid formulations. As this research was common to both the CRx programs and the Nexien programs, we consolidated this research for the purposes of the Nexien capital expenditure budget.

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development programs. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. We estimate that we will need to raise at a minimum $40,000 just to maintain our existence as a public company for the remainder of the current calendar year.

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to June 30, 2020, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA.

Results of Operations

Net loss for the year ended June 30, 2020 was $2,671,617 as compared to $4,300,913 for the year ended June 30, 2019, a decrease of $1,629,296. As explained below, most of the loss is attributable to significant stock-based compensation costs, the fair value of common stock issued for the CRx acquisition, and the impairment charge related to license fees.

General and administrative costs of $2,495,386 incurred during the year ended June 30, 2020 includes $52,137 of non-cash stock-based compensation costs for: vesting of common shares previously issued to management valued at $18,750; and the fair value of vested stock options granted of $33,387. Also included in general and administrative expenses for 2020 is a non-cash charge of $2,303,195 for the vesting of shares issued to CRx subject to forfeiture. General and administrative costs of $3,668,841 incurred during the year ended June 30, 2019 includes $1,897,755 of non-cash stock-based compensation costs for: vesting of common shares previously issued to management valued at $210,418; the fair value of vested stock options granted of $1,531,403 and the fair value of warrants issued of $155,934. Also included in general and administrative expenses for 2019 is a non-cash charge of $1,484,042 for (i) the $727,700 fair value of the 957,500 vested shares issued for the acquisition of CRX Bio Holdings LLC and (ii) $756,342 for the vesting of shares issued to CRx subject to forfeiture. Exclusive of stock-based compensation costs, general and administrative costs for the year ended June 30, 2020 were $140,057, a decrease of $146,987 from comparable costs for 2019 of $287,044. The decrease of $146,987 was attributable to cost containment efforts instituted by the Company during the 2020 fiscal year to preserve capital. Major components of the decrease from 2019 to 2020 were: directors and officer’s insurance decreased to $52,282 from $86,795; consulting fees decreased to $25,550 from $82,400; SEC related filing fees and services decreased to $17,114 from $30,910; and investor relations decreased to $24,410 from $65,118. During the year ended June 30, 2020, the Company incurred interest expense of $33 for a convertible note payable from a related party, and charged to operations $90,667 for management fees to a related party which were classified as prepaid expenses at June 30, 2019.

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

Research and development costs were $0 and $63,858 for the years ended June 30, 2020 and 2019, respectively. Research and development costs for the year ended June 30, 2019 were for continuation of activities under our agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate (see “Contractual Obligations and Commitments” below). and payment to a major university under a research agreement. Due to limited resources, the Company did not expend any funds on research and development activities during the year ended June 30, 2020, but has not given up any of its rights for its research projects.

Professional fees of $50,531 for the year ended June 30, 2020 decreased by $149,768 from $200,299 for the year ended June 30, 2019. Fees for 2020 were for SEC regulatory and statutory filings, audit fees, filings with the U.S. Patent Office and the FDA, and patent related filing fees in Canada and Europe. Fees for the 2019 year consisted of legal fees to external counsels and our chief operating officer for patent and FDA related regulatory matters, legal fees for securities related matters, and fees for annual audit and other required regulatory filings. The decrease is due, in part, to a reduction in legal fees to external counsel for patent and FDA related regulatory matters subsequent to the CRx transaction wherein external counsel expenditures were now being performed by in-house counsel, and no longer incurring fees paid to our chief operating officer.

At June 30, 2019, The Company had estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement, or the $65,000 of costs capitalized under the worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications with Accu-Break, and has recognized an impairment of $367,915 for both licenses for the year ended June 30, 2019. During the year ended June 30, 2020 the Company issued common stock to Accu-Break valued at $35,000 as the final payment under the agreement with Accu-Break. This issuance was charged to operations as an impairment as of June 30, 2020. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, this accounting action does not negatively impact the Company’s rights under both of these license agreements, and it intends to monetize these assets to the extent that it can in light of its currently limited financial and personnel resources.

Liquidity and Capital Resources

At June 30, 2020, we had a working capital deficit of $6,365 and cash of $10,786, as compared to working capital of $265,920 and cash of $146,356 at June 30, 2019. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. We used $147,570 of cash for operating activities, and had increase in liquidity from financing of $12,000 from a loan from our CEO during the year ended June 30, 2020. Operating and investing activities utilized cash of $673,383 during fiscal 2019, with no cash provided from financing activities.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through June 30, 2020, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise at a minimum $40,000 just to maintain our existence as a public company for the remainder of the current calendar year.

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

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and we may be expected to require a minimum of $40,000 in capital during the remainder of the current calendar year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2020 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

At June 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of June 30, 2020 and 2019 and are included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Nexien BioPharma, Inc.

For the years ended June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nexien BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nexien BioPharma, Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since inception, the Company has not established any source of revenue to cover operating costs and has suffered net losses that have resulted in an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.
Houston, Texas
September 28, 2020

Nexien BioPharma, Inc.

Consolidated Balance Sheets

June 30, 2020 and 2019

	2020	2019
Assets

Current Assets
Cash	$10,786	$146,356
Prepaid - related	-	99,667
Prepaid - other	12,000	64,647

Total current assets	22,786	310,670

Total Assets	$22,786	$310,670

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$17,151	$44,750
Convertible note payable - related	12,000	-

Total current liabilities	29,151	44,750

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 53,984,004 shares issued and outstanding -June 30, 2020; 53,510,718 shares issued and outstanding -June 30, 2019	5,398	5,351
Additional paid in capital	11,583,159	11,505,819
Common stock subject to forfeiture	(3,147,763)	(5,469,708)
Accumulated deficit	(8,447,159)	(5,775,542)

Total Stockholders’ Equity (Deficit)	(6,365)	265,920

Total Liabilities and Stockholders’ Equity (Deficit)	$22,786	$310,670

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2020 and 2019

	2020	2019

Revenue	$-	$-

Operating expenses
Professional fees	50,531	200,299
Research and development	-	63,858
General and administrative	2,495,386	3,668,841
Impairment of license fees	35,000	367,915
Management fees-related	90,667	-
Total operating expenses	2,671,584	4,300,913

Other income (expense)
Interest expense - related	(33)	-
Total other income (expense)	(33)	-

Net loss	$(2,671,617)	$(4,300,913)

Loss per share - basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding - basic and diluted	53,912,852	51,033,855

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

Years ended June 30, 2019 and 2020

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2018	44,448,496	$4,445	$2,882,888	$(229,168)	$(1,474,629)	$1,183,536

Issuance of shares for acquisition of CRx at $0.76 per share	11,000,000	1,100	8,358,900	(7,524,000)	-	836,000
Cancellation of unvested CRx shares	(1,732,500)	(173)	(1,316,527)	1,316,700	-	-
Cancellation of vested CRx shares	(142,500)	(14)	(108,286)	-	-	(108,300)
Issuance of stock for accounts payable at $0.10 per share	15,000	1	1,499	-	-	1,500
Cancellation of shares	(77,778)	(8)	8	-	-	-
Vesting of management shares subject to forfeiture	-	-	-	210,418	-	210,418
Amortization of CRx shares	-	-	-	756,342	-	756,342
Fair value of options and warrants issued for services	-	-	1,531,403	-	-	1,531,403
Fair value of warrants issued	-	-	155,934	-	-	155,934
Net loss	-	-	-	-	(4,300,913)	(4,300,913)

Balance, June 30, 2019	53,510,718	5,351	11,505,819	(5,469,708)	(5,775,542)	265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	2,303,195	-	2,303,195
Fair value of options and warrants issued for services	-	-	33,387	-	-	33,387
Net loss	-	-	-	-	(2,671,617)	(2,671,617)

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$(3,147,763)	$(8,447,159)	$(6,365)

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(2,671,617)	$(4,300,913)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	52,137	1,897,755
Fair value of shares issued for CRx Acquisition	2,303,195	1,484,042
Stock issued for services and license fee	42,500	-
Impairment of license fee	-	367,915
Management fees - related party	90,667	-
Changes is assets and liabilities
Decrease (increase) in prepaids	61,647	(49,647)
(Decrease) in accounts payable and accrued expenses	(26,099)	(42,535)
Cash used in operating activities	(147,570)	(643,383)

Cash flows from investing activities
Cash paid for license	-	(30,000)
Cash used in investing activities	-	(30,000)

Cash flows from financing activities
Cash proceeds from convertible note payable - related party	12,000	-
Cash provided by financing activities	12,000	-

Net increase in cash and cash equivalents	(135,570)	(673,383)
Cash and cash equivalents, beginning of period	146,356	819,739
Cash and cash equivalents, end of period	$10,786	$146,356

Supplemental disclosure of non-cash investing and financing activities

Shares issued for settlement of accounts payable	$1,500	$1,500
Cancellation of common shares	$-	$181

The accompanying notes are an integral part of these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of June 30, 2020 and 2019 and for the years then ended present the historical financial information of BioPharma.

BioPharma was incorporated under the laws of the State of Colorado on March 27, 2017 to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of drugs containing cannabinoids for the treatment of various diseases, disorders and medical conditions, and owns a license covering certain intellectual property, including certain patent applications, and has filed three of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Kanativa USA Inc. (formerly Intiva USA Inc.) (“Kanativa USA”), which is a subsidiary of the Ontario, Canada corporation, Kanativa Inc.

Principles of Consolidation

The accompanying consolidated financial statements include BioPharma and its wholly owned subsidiaries: Intiva BioPharma Inc. (a Colorado corporation), NexN Inc. (“NexN”) and NexDM Inc. (collectively the “Company”), and were prepared from the accounts of the Company in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany transactions and balances have been eliminated on consolidation.

All share and per share amounts have been adjusted in the footnotes and accompanying financial statements to give effect to the Share Exchange Transaction. (See Note 4).

Note 2 – Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $8,447,159. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2020, the Company had a working capital deficit of $6,365. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 3 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2020 and 2019.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2020 and 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 3 – Summary of Significant Accounting Policies (continued)

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2020 and 2019, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As of June 30, 2020, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 3 – Summary of Significant Accounting Policies (continued)

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

Revenue Recognition

The Company has adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for year ended June 30, 2020.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 3 – Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year periods presentation.

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Note 4 – Share Exchange Agreement

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

Note 5- Prepaid Expenses

Prepaid expenses at June 30, 2020 and 2019 consist of:

	2020	2019
Kanativa USA (Note 9)	$-	$99,667
Insurance and other	12,000	64,647
Total prepaid expenses	$12,000	$164,314

Note 6 – License Agreements

Kotzker License Agreement

In March 2017, the Company licensed certain intellectual property from Kotzker Consulting LLC (“Kotzker Consulting”), an unrelated entity. The licensed intellectual property includes patent applications relating to the use of cannabinoid receptor modulators and terpenes in the acute treatment during exposure to organophosphorus nerve agents and/or organophosphorus insecticides. Under terms of the agreement, the Company shall use its commercially reasonable efforts to develop and commercialize the licensed products, and, in particular, will be responsible for the design, manufacturing, preclinical, clinical, and regulatory development activities of the licensed products and shall bear the costs of such activities. As consideration for entering into the agreement, the Company agreed to: (i) pay Kotzker Consulting $180,000, (ii) pay patent prosecution costs incurred as of the date of the agreement of $15,000 and (iii) issue to Kotzker Consulting 31,550 shares of Kanativa Inc.’s common stock valued at $78,875 ($2.50 per share based on recent private placement to third parties of Kanativa Inc.’s common stock). The Company has also capitalized legal fees of $29,040 incurred in conjunction with acquiring the license agreement. The license agreement terminates, on a country by country basis, upon the expiration of the licensed patent for the licensed intellectual property, or when a competitor generic product utilizing the licensed technology is marketed in the particular country.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 6 – License Agreements (continued)

The Company shall be responsible for development milestone payments for (i) licensed products for use as a preventative and therapeutic neuroprotective against nerve agents and pesticides and (ii) licensed products for treatment of diseases. Milestone payments for each of the foregoing will each be due in two payments, the first payment no later than thirty (30) days from acceptance of submission of the regulatory filing of the first licensed product and the second payment no later than thirty (30) days from approval of the first licensed product. Royalties will be due beginning with first commercial sale of developed products. The Company has completed and submitted a Pre-Investigational New Drug meeting request and amendment thereto with the FDA.

In September 2017, the Company entered into a contract with a contract manufacturing organization to develop an injectable formulation of a drug product to be submitted to the FDA. It is anticipated that the product will be developed utilizing the new drug application 505(b) (2) regulatory pathway for use in the treatment during and immediately following exposure to organophosphorous nerve agents. The drug product is to consist of a synthetic cannabinoid and a blend of terpenes in an injectable vehicle.

Accu-Break License Agreement

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications from Accu-Break Pharmaceuticals Inc (Accu-Break). Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor; an additional $30,000 was paid in cash during the year ended June 30, 2019; and a final payment of $35,000 was paid in common stock of the Company during the year ended June 30, 2020. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement.

Write-off of Licenses

The Company has estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement, nor the $65,000 of costs capitalized under the Accu-Break License Agreement, and has recognized an impairment of $367,915 for both licenses at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements.

Note 7– Stockholders’ Equity

Common stock

In May 2017, the Company commenced a private placement of 1,116,400 units of Common Stock and Warrants at a price of $1.25 per unit. Each unit consisted of ten shares of Common Stock, one Class A Warrant to purchase one share of Common Stock at $0.25 per share, one Class B Warrant to purchase one share of Common Stock at $0.38 per share and one Class C Warrant to purchase one share of Common Stock at $0.50 per share. As of June 30, 2017, 778,400 units (representing 7,784,00 common shares) had been sold, for total gross proceeds of $973,000, including 387,200 units which were subscribed but for which funds had not been received. The 3,872,000 shares underlying the subscribed units in the amount of $484,000 were included as issued and outstanding shares at June 30, 2017, and the related $484,000 subscription receivable was recorded as a component of stockholders’ equity as of June 30, 2017. Subsequent to June 30, 2017, the Company received proceeds of $484,000 for the subscribed shares. In July and August 2017, the Company sold an additional 338,000 units (representing 3,380,000 common shares) for gross proceeds of $422,500.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 7 – Stockholders’ Equity (continued)

On August 25, 2017, the Company entered into consulting agreements with two unrelated individuals for (i) developing and maintaining social media portals and (ii) identifying and developing potential strategic partners for the Company’s various drug development activities. The agreements were each for a three-month term, payable monthly in shares of the Company’s Common Stock, valued at $0.125 per share, of an aggregate 304,800 shares and 138,000 shares, respectively. The Company issued an aggregate 442,800 shares of Common Stock to the two individuals, valued at $55,350, representing all amounts due pursuant to the consulting agreements.

On September 1, 2017, the Company completed a private placement sale of its common stock at $0.25 per share. The Company sold 100,000 shares for gross proceeds of $25,000, before offering costs of $4,917.

In January 2018, the Company completed a unit private placement of Common Stock and Warrants at a price of $2.10 per unit. Each Unit consisted of two shares of Common Stock and one Warrant to purchase an additional share of common stock at a price of $2.90 per share for a term of six months commencing with the date of acceptance of the underlying subscription agreement. The Company received proceeds of $25,200 from the sale of 12,000 units (24,000 shares).

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

During the year ended June 30, 2020 the Company issued 473,286 shares of its common stock as follows:

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

Years Ended June 30, 2020 and 2019

Note 7 – Stockholders’ Equity (continued)

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. As of June 30, 2020 and 2019, $3,787,237 and $1,484,042, respectively, has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares.

Effective December 31, 2018, one of the sellers resigned from the Company and forfeited 1,732,500 unvested shares, valued at $1,316,699 ($0.76 per share); and in May 2019 the seller returned to the Company 142,500 vested shares issued in accordance with the Purchase Agreement. The $108,300 fair value of the returned shares was credited to operations as of June 30, 2019.

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

Years Ended June 30, 2020 and 2019

Note 7 – Stockholders’ Equity (continued)

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

A summary of warrant activity during the years ended June 30, 2019 and 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2018	1,034,400	$.53	.1
Granted	1,038,400	$1.09
Exercised	-
Expired	(2,072,800)	$.75
Outstanding and exercisable – June 30, 2019 and June 30, 2020	-

2017 Stock Incentive Plan

On August 10, 2017, the Company adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its’ former Chief Executive Officer and Chief Financial Officer. As of June 30, 2020, all 5,233,333 shares issued (valued at $654,167) have been vested, of which 150,000 shares, valued at $18,750 were vested during the year. As of June 30, 2019, 5,083,333 shares issued (valued at $635,417) had been vested.

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

Years Ended June 30, 2020 and 2019

Note 7 – Stockholders’ Equity (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.3% - 2.8%
Average expected life (in years)	4.0 to 7.0
Volatility	160% to 296%

The fair value of the options granted at June 30, 2020 is $867,715, including $33,307 for the fair value of options vested in 2020. All options granted have been fully vested as of June 30, 2020. At June 30, 2019, the fair value of the options granted is $803,997.

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

Average risk-free interest rates	2.88% - 2.93%
Average expected life (in years)	4.0
Volatility	171% to 172%

The fair value of the fully vested options granted of $803,997 was charged to operations during the year ended June 30, 2019.

A summary of option activity during the year ended June 30, 2019 and 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2018	-
Granted	3,260,000	$0.55
Exercised	-
Expired/Canceled	(227,500)	$0.50
Outstanding– June 30, 2019	3,032,500	$0.56	6.2
Granted	-
Exercised	-
Expired/Canceled	(37,500)	$0.38
Outstanding and exercisable – June 30, 2020	2,995,000	$0.55	5.2

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 8 – Convertible Note Payable -Related

On June 11, 2020, the Company entered into a financing arrangement with its’ CEO under which he agreed to lend the Company up to $25,000. The note bears interest at 5% per annum and is due upon demand. At the option of the lender, the unpaid principal and interest may be converted, in whole or in part, to shares of the Company’s common stock at the lesser of (i) $0.014, being the closing price of the Company’s common stock as of the date of the note, or (ii) the volume-weighted average price (VWAP) of the Company’s common stock over the ten trading days immediately preceding the Company’s receipt of Notice of Conversion from the lender. As the market price of the Company’s common stock and the VWAP were the same as of the date of the note, no discount for beneficial conversion feature has been recorded.

As of June 30, 2020, the lender had advanced $12,000 under the arrangement. Accrued interest of $33 is include in accounts payable and accrued expenses at June 30, 2020. (See Note 12 - Subsequent Events)

Note 9 – Related Party Transactions

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc. Kanativa USA was issued 24,000,000 shares of BioPharma’s common stock as consideration for its contribution of 100% of the ownership of NexN, and costs and expenses incurred on behalf of BioPharma and NexN in the amount of $201,228. Included in the consideration for the issuance of the common stock is $172,915 of capitalized license agreement costs comprised of (i) the value of Kanativa Inc. common stock issued to Kotzker Consulting of $78,875 and (ii) payments to Kotzker Consulting and legal costs in the aggregate of $94,040 (See Note 6).

At June 30, 2017, BioPharma was owed $141,329 from Kanativa USA for advances made by BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Agreement (See Note 3). As of June 30, 2020, an aggregate $50,662 was repaid by Kanativa USA, including $15,000 and $9,000 during the years ended June 30, 2019 and June 30, 2020, respectively. The remaining balance of $90,667 was due on March 1, 2020. On May 1, 2020, BioPharma and Kanativa USA entered into an agreement extending the due date for payment of the remaining balance to June 30, 2020. Effective June 30, 2020, Kanativa USA determined that it would be unable to pay the remaining balance of the advance. Accordingly, the Company wrote-off the remaining balance of $90,667 as a charge to operations during the period ended June 30, 2020.

On August 10, 2017, the Company granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share), under the Company’s 2017 Stock Incentive Plan. One-third of each grant vested as of the initial date of grant (August 10, 2017), and 8-1/3% upon the end of each calendar quarter beginning December 31, 2017. In March 2018, the Company cancelled 1,166,667 unvested shares previously issued to its former CEO. As of June 30, 2020, all granted shares, valued at $654,167, were fully vested.

In February 2018, the Company entered into an exclusive license agreement with Accu-Break whose President was an affiliate of the Company at the time of the agreement (See Note 6).

The members of the Company’s Board of Directors, its Chief Executive Office and its Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 10 – Income Taxes

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2020 and 2019

Note 10 – Income Taxes (continued)

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2,348,000 as of June 30, 2020 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2040. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at June 30:

	2020	2019
Deferred tax asset
Net operating loss carryforward (at the combined statutory rate of 21% Federal and 3% State)	$564,973	$470,228
Valuation allowance	(564,973)	(470,228)
Total	$-	$-

The components of income tax expense are as follows for the years ended June 30:

	2020	2019

Change in net operating loss benefit	$(94,745)	$161,491
Change in valuation allowance	94,745	(161,491)
Total	$-	$-

Note 11- Commitments and Contingencies

At June 30, 2020, there were no legal proceedings against the Company.

Note 12 – Subsequent Events

On July 10, 2020, the Company’s CEO loaned the Company an additional $13,000 pursuant to the financing arrangement (Note 8). On August 12, 2020, the CEO sent notice to the Company that he was electing to convert the outstanding principal of $25,000 and accrued interest of $161 to 1,797,192 shares of common stock at a conversion price of $0.014 per share.

On August 19, 2020, the Board of Directors authorized the issuance of an aggregate 5,000,000 options to three officers of the Company, exercisable at $0.08 per share for a seven-year period from the date of grant. As of the date of grant, 3,333,334 options were fully vested and the balance of 1,666,666 options will vest quarterly over the next four calendar quarters beginning September 30, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2020, our internal control over financial reporting was not effective.

As of June 30, 2020, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2020. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2020 to remedy such deficiencies.

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

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Richard Greenberg	71	Chief Executive Officer and Chairman of the Board of Directors
Evan Wasoff	73	Chief Financial Officer
Robert I. Goldfarb	65	Chief Operating Officer
Lindy Snider	58	Director

Richard Greenberg, 71, Chief Executive Officer and Director, has been a director since its inception in March 2017 and the Chief Executive Officer since March 2020. He has also served as Executive Vice President and a Director of Kanativa Inc. (formerly Intiva Inc). and Kanativa USA since their inception in February 2014 and August 2014, respectively. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg has served as a Subcommittee Counsel for the U.S. House of Representatives, and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency. Mr. Greenberg was a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers. Mr. Greenberg received a B.A. degree from City University of New York – Queens College and a J.D. degree from Rutgers University School of Law.

Evan Wasoff, 73, Chief Financial Officer, has over 40 years of experience as a certified public accountant. Mr. Wasoff also serves as CFO of Kanativa Inc. (formerly Intiva Inc.) From 2005 to 2012, Mr. Wasoff served as the Chief Financial Officer and compliance officer at Falcon Oil and Gas Ltd., a Canadian oil and gas exploration company with activities in Hungary, Australia, Canada and the United States. Since 2012, he has been the principal of AZCO Financial Management, LLC, located in Boulder Colorado, providing business advisory and consulting services and outsourced CFO and controllership services to publicly-reporting and private companies. Mr. Wasoff holds a Certified Public Accounting license in Colorado. He received a B.S. degree in accounting from the State University of New York at Albany, and an MBA in Finance from the University of Colorado.

Robert Goldfarb, 65, Chief Operating Officer, has over 37 years of legal experience, with much of that focused on the pharmaceutical industry. Since 2007, Mr. Goldfarb has been President and general counsel for privately-held Accu-Break Pharmaceuticals, Inc. Since 2011, he has been a director of privately-held Sustained Nano Systems LLC. Mr. Goldfarb obtained his bachelor’s degree from the University of Connecticut and his J.D. from the University of Florida. He is a member of the Florida Bar.

Lindy Snider, 58, Director, is an active entrepreneur, philanthropist and advocate for the benefits of medical cannabis. In 2003, Ms. Snider founded and created the Pennsylvania-based Lindi Skin, the first-ever skincare collection dedicated to help relieve the often-debilitating skin side-effects of individuals undergoing cancer therapies including chemotherapy and radiation. Lindi Skin represents an entirely new niche in dermatology and oncology, providing cancer patients with skin care products that bring a sense of wellness and control as they deal with the side effects of their chemotherapy and radiation treatment, which include widely known conditions of hair loss and nausea, among other side-effects. Lindi Skin helps patients address the lesser known skin side-effects of sores, rashes, burns, flaky skin and loss of skin elasticity that often result.

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

Audit Committee, Compensation Committee and Nominations Committee

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

Potential Conflicts of Interest

Since we do not have a compensation committee comprised of independent Directors, the functions that would have been performed by such committee are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own. There is also a potential conflict in that Messrs. Greenberg and Wasoff are either officers and/or directors of Kanativa USA Inc., and its parent, Kanativa Inc. which owns approximately 34.1% of outstanding shares of the Company.

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

Based solely on the review of Forms 3 and 4 received by our Company during the June 30, 2020 fiscal year, as required under Section 16(a)(2) of the Exchange Act, we do not believe that any Section 16(a) reports were delinquent.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended June 30, 2020 and 2019, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
Richard Greenberg (Chief Executive Officer) (2)	2020 2019	-0- -0-	-0- -0-	-0- 74,793	-0- -0-	-0- 74,793
Alex Wasyl (Chief Executive Officer) (3)	2020 2019	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0-
Alain Bankier (former Interim Chief Executive Officer and Chief Strategy Officer) 4)	2020 2019	-0- -0-	-0- -0-	-0- 418,843	-0- -0-	-0- 418,843
Evan Wasoff (Chief Financial Officer	2020 2019	-0- -0-	-0- -0-	-0- 209,422	-0- -0-	-0- 209,422

(1)	The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 296.73%; risk free interest rate of 2.78%; expected life of 4 years; and expected dividend rate of 0%.
(2)	Mr. Greenberg has served in this capacity since March 31, 2020.
(3)	Mr. Wasyl has served in this capacity from October 26, 2018 to March 31, 2020.
(4)	Mr. Bankier has served in these capacities from March 8, 2018 to April 1, 2019.

Due to the Company’s limited cash resources, no cash compensation is being paid to the Company’s three officers. On August 19, 2020, the Board of Directors authorized the grant of options to purchase an aggregate of 5,000,000 shares of common stock at a price of $0.08 per share. The options are exercisable for a period of seven years. Two-thirds of the options (3,333,334) vested immediately, as such options represented compensation for services rendered through June 30, 2020. The remaining 1,666,666 options will vest quarterly over the next four calendar quarters beginning September 30, 2020.

The following table sets forth information with respect to stock awards for the Named Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexer-cisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Greenberg	150,000 100,000	-0- -0-	-0- -0-	0.54 0.655	7/25/2025 10/26/2025	-0- -0-		-0- -0-	-0- -0-	-0- -0-
Alex Wasyl	-0-	-0-	-0-	–	–	-0-		-0-	-0-	-0-
Alain Bankier	762,500 500,000 500,000	-0- -0- -0-	-0- -0- -0-	0.54 0.48 0.655	7/25/2025 10/1/2025 10/26/2025	-0-	(1)	-0-	-0-	-0-
Evan Wasoff	420,000 200,000	-0- -0-	-0- -0-	0.54 0.655	7/25/2025 10/26/2025	-0-	(1)	-0-	-0-	-0-

(1)	On July 25, 2018, the Board approved the accelerated vesting of the shares granted to Messrs. Bankier and Wasoff.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None of our executive officers or directors are parties to any employment contracts. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Director Compensation

We currently do not compensate our directors in cash for acting as such. We also reimburse our directors for reasonable expenses incurred in connection with their service as directors. No compensation was paid to our directors serving in their capacities as such for the fiscal year ended June 30, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of September 24, 2020. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Owned (2)
Kanativa USA Inc. (3)	19,000,000	34.1%
Alex Wasyl (4)	5,445,000	9.8%
Vyta USA Inc.	5,000,000	9.0%
Richard Greenberg, Chief Executive Officer and Director (5)	4,810,194	8.3%
Evan Wasoff, Chief Financial Officer (6)	2,745,000	4.8%
Robert Goldfarb, Chief Operating Officer (7)	1,778,801	3.2%
Lindy Snider, Director (8)	580,000	1.0%
All Officers and Directors (4 persons) (9)	9,913,995	16.4%

(1)	The address of each beneficial owner is 4340 E. Kentucky Avenue, Suite 206, Denver, Colorado 80246.
(2)	Applicable percentage ownership is based on 55,781,196 Shares of Common Stock outstanding as of September 24, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 24, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Kanativa USA, Inc. is a Colorado corporation that is a wholly-owned subsidiary of Kanativa Inc., a Canadian corporation.
(4)	Includes 1,633,500 shares for which forfeiture restrictions have not yet lapsed.
(5)	Includes 2,125,001 shares purchasable under immediately exercisable stock options.
(6)	Includes 1,745,000 shares purchasable under immediately exercisable stock options.
(7)	Includes 750,000 shares purchasable under immediately exercisable stock options.
(8)	Includes 100,000 shares purchasable under immediately exercisable stock options.
(9)	Includes 4,720,002 shares purchasable under immediately exercisable stock options.

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

Certain Related Party Transactions

The Company’s wholly-owned subsidiary, Intiva BioPharma Inc., a Colorado corporation (“Colorado BioPharma”) was formed as a subsidiary of Kanativa USA, Inc. (formerly Intiva USA, Inc.) in March 2017. Kanativa USA, Inc. is a subsidiary of Kanativa Inc. (formerly Intiva Inc.), an Ontario, Canada corporation. Kanativa USA was issued 24,000,000 shares of the Company’s common stock was consideration for its contribution of 100% of the ownership of NexN Inc., and costs and expenses incurred on behalf of Colorado BioPharma and NexN in the amount of $201,228. Included in the consideration for the issuance of the common stock is $172,915 of capitalized license agreement costs comprised of (i) the value of Kanativa Inc. common stock issued to Kotzker Consulting of $78,875 and (ii) payments to Kotzker Consulting and legal costs in the aggregate of $94,040.

At June 30, 2017, Colorado BioPharma was owed $141,329 from Kanativa USA for advances made by Colorado BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Transaction. As of March 31, 2020, an aggregate $50,662 was repaid by Kanativa USA, including $15,000 and $9,000 during the year ended June 30, 2019 and nine months ended March 31, 2020, respectively. The remaining balance of $90,667 was due on March 1, 2020. On May 1, 2020, Colorado BioPharma and Kanativa USA entered into an agreement extending the due date for payment of the remaining balance to June 30, 2020. Effective June 30, 2020, Kanativa USA determined that it would be unable to pay the remaining balance of the advance. Accordingly, the Company wrote-off the remaining balance of $90,667 as a charge to operations.

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

On June 11, 2020, Richard Greenberg, the Company’s Chief Executive Officer agreed to loan the Company up to $25,000 under a promissory note that bore interest at 5% per annum and was due on demand. At the option of Mr. Greenberg, the unpaid principal and interest could be converted into shares of the Company’s common stock at the lesser of (1) $0.014, being the closing price of the Company’s common stock as of the date of the note, or (2) the volume-weighted average price of the Company’s common stock over the ten trading days immediately preceding the date of conversion. Mr. Greenberg advanced $12,000 on June 11, 2020 and $13,000 on July 10, 2020. Accrued interest on the note at June 30, 2020 was $33. On August 12, 2020, Mr. Greenberg notified the Company of his election to convert all of the $25,000 in outstanding principal and $161 in accrued interest into a total of 1,797,192 shares at the conversion price of $0.014 per share.

Our two directors, Richard Greenberg and Lindy Snider, are two of Kanativa’s six-person board of directors. Evan Wasoff, the Company’s Chief Financial Officer, and Richard Greenberg are also officers of Kanativa and serve in similar positions with other subsidiaries and affiliated entities of Kanativa.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the year 2020 and to date.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table is a summary of the fees billed to us by M&K CPAS for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed for Fiscal 2020	Fees Billed for Fiscal 2019

Audit Fees (1)	$15,500	$18,350
Audit-Related Fees (2)	-	-
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$15,500	$18,350

(1)	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

(2)	Includes review of our registration statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to:
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018	Exhibit 2.1 to the registrant’s current report on form 8-K filed October 30, 2018
3.1	Certificate of Incorporation	Exhibit 3.1 to the registrant’s registration statement on Form 10 filed November 14, 2014
3.2	Certificate of Merger	Exhibit 3.1(i) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.3	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1(ii) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.4	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
3.5	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s annual report on Form 10-K filed October 1, 2018
3.6	Bylaws	Exhibit 3.2 to the registrant’s Form 10 registration statement filed November 14, 2014
10.1#	2017 Stock Incentive Plan	Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC	Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.	Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.4#	2018 Equity Incentive Plan	Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed October 1, 2018
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the registration statement on Form S-1 (File No. 333-225477) filed June 7, 2018
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Nexien BioPharma, Inc. for the fiscal year ended June 30, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

#	Indicates a management contract or compensatory plan or arrangement.
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

NEXIEN BIOPHARMA, INC.

Dated: September 28, 2020	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Greenberg	Chief Executive Officer (Principal Executive Officer) and Director
Richard Greenberg		September 28, 2020

/s/ Evan Wasoff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)
Evan Wasoff		September 28, 2020

/s/ Lindy Snider	Director
Lindy Snider		September 28, 2020

