Form 10-Q
period 2020-09-30
NEXIEN BIOPHARMA, INC.
filed 2020-11-10
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,781,196 shares as of November 10, 2020.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	September 30, 2020	June 30, 2020
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$8,202	$10,786
Prepaid expenses	9,000	12,000

Total current assets	17,202	22,786

Total Assets	$17,202	$22,786

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$24,682	$17,151
Convertible note payable - related	-	12,000

Total current liabilities	24,682	29,151

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 55,781,196 shares issued and outstanding -September 30, 2020; 53,984,004 shares issued and outstanding -June 30, 2020;	5,578	5,398
Additional paid in capital	11,856,284	11,583,159
Common stock subject to forfeiture	(2,360,766)	(3,147,763)
Accumulated deficit	(9,508,576)	(8,447,159)

Total Stockholders’ Deficit	(7,480)	(6,365)

Total Liabilities and Stockholders’ Deficit	$17,202	$22,786

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019

Revenue	$-	$-

Operating expenses
Professional fees	15,590	23,936
General and administrative	1,045,699	682,966
Impairment of license fees	-	35,000
Total operating expenses	1,061,289	741,902

Other expense
Interest expense - related	128	-
Total other expense	128	-

Net loss	$(1,061,417)	$(741,902)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	54,951,723	53,698,615

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ Deficit

Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Deficit

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	25,161
Amortization of CRx shares	-	-	-	786,997	-	786,997
Fair value of options granted	-	-	248,144	-	-	248,144
Net loss	-	-	-	-	(1,061,417)	(1,061,417)

Balance, September 30, 2020	55,781,196	$5,578	$11,856,284	$(2,360,766)	$(9,508,576)	$(7,480)

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$(5,469,708)	$(5,775,542)	$265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	578,945	-	578,945
Fair value of options and warrants issued for services	-	-	17,848	-	-	17,848
Net loss	-	-	-	-	(741,902)	(741,902)

Balance,September 30, 2019	53,984,004	$5,398	$11,567,620	$(4,872,013)	$(6,517,444)	$183,561

See accompanying notes to consoldated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net loss	$(1,061,417)	$(741,902)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	248,144	36,598
Fair value of shares issued for CRx Acquisition	786,997	578,945
Stock issued for services and license fee	-	42,500
Changes in assets and liabilities
Decrease in prepaids	3,000	29,324
Increase (decrease) in accounts payable and accrued expenses	7,692	(21,000)
Cash used in operating activities	(15,584)	(75,535)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable - related party	13,000	-
Cash provided by financing activities	13,000	-

Net increase in cash and cash equivalents	(2,584)	(75,535)
Cash and cash equivalents, beginning of period	10,786	146,356
Cash and cash equivalents, end of period	$8,202	$70,821

Supplemental disclosure of non-cash investing and financing activities

Shares issued for conversion of related party note and interest	$25,161	$-
Shares issued for settlement of accounts payable	$-	$1,500

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

As further described in Note 4, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of September 30, 2020 and June 30, 2020, and for the three months and year then ended, present the historical financial information of BioPharma.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $9,508,576. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At September 30, 2020, the Company had a working capital deficit of $7,480. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2020 and June 30, 2020.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2020 and June 30, 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Unaudited

Note 3 – Summary of Significant Accounting Policies (continued)

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2020 and June 30, 2020, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at September 30, 2020 and June 30, 2020, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

Unaudited

Note 3 – Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Write-off of Licenses

The Company has previously estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement, nor the $65,000 of costs capitalized under the Accu-Break License Agreement, and recognized an impairment of $367,915 for both licenses at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6– Stockholders’ Equity

Common stock

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

During the three months ended September 30, 2020, the Company issued 1,797,192 shares of its common stock, at $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161.

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. As at September 30, 2020 and June 30, 2020, an aggregate $4,574,234 and $3,787,237, respectively, has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares. For the three months ended September 30, 2020 and 2019, $786,997 and $578,945, respectively, has been charged to operations for the amortization of unvested CRX shares during each of the periods.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6 – Stockholders’ Equity (continued)

2017 Stock Incentive Plan

On August 10, 2017, the Company adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its’ former Chief Executive Officer and Chief Financial Officer. As of June 30, 2020, all 5,233,333 shares issued (valued at $654,167) have been vested, of which 150,000 shares, valued at $18,750, were vested during the year ended June 30, 2020.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6 – Stockholders’ Equity (continued)

2018 Equity Incentive Plan (continued)

(iii) On August 19, 2020, the Board of Directors authorized the issuance of an aggregate 5,000,000 options to three officers of the Company, exercisable at $0.08 per share for a seven-year period from the date of grant. As of the date of grant, 3,333,334 options were fully vested and the balance of 1,666,666 options will vest quarterly over the next four calendar quarters beginning September 30, 2020.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.23%
Average expected life (in years)	4.0
Volatility	152%

The fair value of the vested options granted of $248,144 was charged to operations during the three months ended September 30, 2020.

A summary of option activity during the three months ended September 30, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2020	2,995,000	$0.55	5.2
Granted	5,000,000	$0.08	6.9
Exercised	-
Expired/Canceled	-
Outstanding– September 30, 2020	7,995,000	$0.26	5.5
Exercisable – September 30, 2020	6,745,001	$0.31	5.5

Note 7 – Convertible Note Payable -Related Party

On June 11, 2020, the Company entered into a financing arrangement with its CEO under which he agreed to lend the Company up to $25,000. The note bears interest at 5% per annum and is due upon demand. At the option of the lender, the unpaid principal and interest may be converted, in whole or in part, into shares of the Company’s common stock at the lesser of (i) $0.014, being the closing price of the Company’s common stock as of the date of the note, or (ii) the volume-weighted average price (VWAP) of the Company’s common stock over the ten trading days immediately preceding the Company’s receipt of Notice of Conversion from the lender. As the market price of the Company’s common stock and the VWAP were the same as of the date of the note, no discount for beneficial conversion feature has been recorded. As of June 30, 2020, the lender had advanced $12,000 under the arrangement; and accrued interest of $33 is included in accounts payable and accrued expenses at June 30, 2020. On July 10, 2020, the Company’s CEO loaned the Company an additional $13,000 pursuant to the financing arrangement. On August 12, 2020, the CEO sent notice to the Company that he was electing to convert the outstanding principal of $25,000 and accrued interest of $161 to 1,797,192 shares of common stock at the contractual conversion price of $0.014 per share. No gain or loss was recognized on conversion as the conversion was made under the terms of the note agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 8 – Related Party Transactions

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

At June 30, 2017, BioPharma was owed $141,329 from Kanativa USA for advances made by BioPharma on behalf of Kanativa USA in conjunction with the Share Exchange Agreement (See Note 4). As of June 30, 2020, an aggregate $50,662 was repaid by Kanativa USA, including $15,000 and $9,000 during the years ended June 30, 2019 and June 30, 2020, respectively. The remaining balance of $90,667 was due on March 1, 2020. On May 1, 2020, BioPharma and Kanativa USA entered into an agreement extending the due date for payment of the remaining balance to June 30, 2020. Effective June 30, 2020, Kanativa USA determined that it would be unable to pay the remaining balance of the advance. Accordingly, the Company wrote-off the remaining balance of $90,667 as a charge to operations during the period ended June 30, 2020.

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

In February 2018, the Company entered into an exclusive license agreement with Accu-Break whose President was an affiliate of the Company at the time of the agreement (See Note 5).

The members of the Company’s Board of Directors, its Chief Executive Office and its Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 9- Commitments and Contingencies

At September 30, 2020, there were no legal proceedings against the Company.

Note 10 – Subsequent Event

On October 2, 2020, the Company’s CEO advanced $15,000 for working capital purposes. The advance is non-interest bearing and is repayable upon demand.

The Company has analyzed its operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three months ended September 30, 2020 and 2019. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2020 and 2019.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to September 30, 2020, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA.

The Company has had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended September 30, 2020 as compared to September 30, 2019

Net loss for the three months ended September 30, 2020 was $1,061,417 an increase of $319,515 from the three months ended September 30, 2019 net loss of $741,902.

General and administrative costs of $1,045,699 incurred during the three months ended September 30, 2020 includes non-cash charges of $1,035,141 comprised of $786,997 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $248,144 for the fair value of stock options granted during the quarter. In comparison, general and administrative costs of $682,966 incurred during the three months ended September 30, 2019 includes non-cash charges of $615,543 comprised of $578,945 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $36,598. During the three months ended September 30, 2020, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share.

Professional fees of $15,590 for the three months ended September 30, 2020 decreased by $8,346 from the $23,936 of costs incurred for the three months ended September 30, 2019. Fees for both the 2020 and 2019 periods consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings.

There were no research and development costs for the periods ended September 30, 2020 and 2019.

We paid $35,000 in shares of our Common Stock with respect to a proprietary delivery system for cannabinoid-based medications during the quarter ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, we had a working capital deficit of $7,480 and cash of $8,202, as compared to a working capital deficit of $6,365 and cash of $10,786 at June 30, 2020. The decrease in both working capital and cash was due primarily to the Company’s utilization of existing funds for operating activities. We used $15,584 of cash for operating activities, and had increase in liquidity from financing of $13,000 from a loan from our CEO during the three months ended September 30, 2020.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through September 30, 2020, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise at a minimum $40,000 just to maintain our existence as a public company for the remainder of the current calendar year.

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

Off-Balance Sheet Arrangements

At September 30, 2020 and June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of September 30, 2020 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 10-K as filed with the SEC on September 28, 2020, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
August 2020	Richard Greenberg	1,797,192 shares of Common Stock	Conversion of note and interest in the amount of $25,161

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (5)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended September 30, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020
(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: November 10, 2020	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

