Form 10-Q
period 2020-12-31
NEXIEN BIOPHARMA, INC.
filed 2021-02-11
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,931,196 shares as of February 11, 2021.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$48,134	$10,786
Prepaid expenses	6,000	12,000

Total current assets	54,134	22,786

Total Assets	$54,134	$22,786

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,714	$17,151
Convertible note payable - related	-	12,000

Total current liabilities	2,714	29,151

Convertible Notes Payable - related, net of discount of $37,332	27,668	-

Total liabilites	30,382	29,151

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 55,931,196 shares issued and outstanding -December 31, 2020; 53,984,004 shares issued and outstanding -June 30, 2020;	5,593	5,398
Additional paid in capital	12,194,483	11,583,159
Common stock subject to forfeiture	(1,839,714)	(3,147,763)
Accumulated deficit	(10,336,610)	(8,447,159)

Total Stockholders’ Deficit	23,752	(6,365)

Total Liabilities and Stockholders’ Deficit	$54,134	$22,786

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2020 and 2019

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	7,400	9,065	22,990	33,001
General and administrative	818,798	687,209	1,864,500	1,370,175
Impairment of license fee	-	-	-	35,000

Total operating expenses	826,198	696,274	1,887,490	1,438,176

Other expense
Interest expense-related	527	-	655	-
Amortization of discount on convertible notes	1,306	-	1,306	-

Total other expense	1,833	-	1,961	-

Net loss	$(828,031)	$(696,274)	$(1,889,451)	$(1,438,176)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	55,784,493	53,984,004	55,370,365	53,842,089

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

For the Six months ended December 31, 2020 and 2019

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	25,161
Issuance of stock for accounts payable at $0.09 per share	150,000	15	13,485	-	-	13,500
Amortization of CRx shares	-	-	-	1,308,049	-	1,308,049
Fair value of options granted	-	-	282,116	-	-	282,116
Fair value of warrants issued	-	-	252,104	-	-	252,104
Discount on convertible debt	-	-	38,638	-	-	38,638
Net loss	-	-	-	-	(1,889,451)	(1,889,451)

Balance, December 31, 2020	55,931,196	$5,593	$12,194,483	$(1,839,714)	$(10,336,610)	$23,752

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$(5,469,708)	$(5,775,542)	$265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	1,204,459	-	1,204,459
Fair value of options and warrants issued for services	-	-	33,387	-	-	33,387
Net loss	-	-	-	-	(1,438,176)	(1,438,176)

Balance, December 31, 2019	53,984,004	$5,398	$11,583,159	$(4,246,499)	$(7,213,718)	$128,340

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2020 and 2019

(Unaudited)

	2020	2019

Cash flows from operating activities
Net loss	$(1,889,451)	$(1,438,176)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	534,220	52,137
Fair value of shares issued for CRx Acquistion	1,308,049	1,204,459
Stock issued for services and license fee	13,500	42,500
Discount on convertible debt	1,306	-
Changes is assets and liabilities
Decrease in prepaids	6,000	66,002
(Decrease) in accounts payable and accrued expenses	(14,276)	(24,751)
Cash used in operating activities	(40,652)	(97,829)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible notes-related	78,000	-
Cash provided by financing activities	78,000	-

Net increase in cash and cash equivalents	37,348	(97,829)
Cash and cash equivalents, beginning of period	10,786	146,356

Cash and cash equivalents, end of period	$48,134	$48,527

Supplemental disclosure of non-cash investing and
financing activities
Shares issued for settlement of accounts payable	$13,500	$1,500
Shares issued for conversion of related party note and interest	$25,161	$-

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

As further described in Note 4, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of December 31, 2020 and for the three and six months then ended, and June 30, 2020, and year then ended, present the historical financial information of BioPharma.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,336,610. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At December 31, 2020, the Company had working capital $51,420. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2020 and June 30, 2020.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2020 and June 30, 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2020 and June 30, 2020, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at December 31, 2020 and June 30, 2020, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Stock-based compensation

Pursuant to ASC 718, Compensation – Stock Compensation, all share-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2020 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 5 – License Agreements

Kotzker License Agreement

In March 2017, the Company licensed certain intellectual property from Kotzker Consulting LLC (“Kotzker Consulting”), an unrelated entity. The licensed intellectual property included patent applications relating to the use of cannabinoid receptor modulators and terpenes in the acute treatment during exposure to organophosphorus nerve agents and/or organophosphorus insecticides. Under terms of the agreement, the Company was required to use its commercially reasonable efforts to develop and commercialize the licensed products, and, in particular, was to be responsible for the design, manufacturing, preclinical, clinical, and regulatory development activities of the licensed products and shall bear the costs of such activities. As consideration for entering into the agreement, the Company agreed to: (i) pay Kotzker Consulting $180,000, (ii) pay patent prosecution costs incurred as of the date of the agreement of $15,000 and (iii) issue to Kotzker Consulting 31,550 shares of Kanativa Inc.’s common stock valued at $78,875 ($2.50 per share based on a private placement to third parties of Kanativa Inc.’s common stock at that time). The Company also capitalized legal fees of $29,040 incurred in conjunction with acquiring the license agreement. The license agreement was to terminate, on a country by country basis, upon the expiration of the licensed patent for the licensed intellectual property, or when a competitor generic product utilizing the licensed technology was marketed in the particular country.

The Company was to be responsible for development milestone payments for (i) licensed products for use as a preventative and therapeutic neuroprotective against nerve agents and pesticides and (ii) licensed products for treatment of diseases. Milestone payments for each of the foregoing was to be due in two payments, the first payment no later than thirty (30) days from acceptance of submission of the regulatory filing of the first licensed product and the second payment no later than thirty (30) days from approval of the first licensed product. Royalties were to be due beginning with first commercial sale of developed products. The Company had completed and submitted a Pre-Investigational New Drug meeting request and amendment thereto with the FDA.

In September 2017, the Company entered into a contract with a contract manufacturing organization to develop an injectable formulation of a drug product to be submitted to the FDA. It was anticipated that the product would be developed utilizing the new drug application 505(b) (2) regulatory pathway for use in the treatment during and immediately following exposure to organophosphorous nerve agents. The drug product was to consist of a synthetic cannabinoid and a blend of terpenes in an injectable vehicle.

The Company previously estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement and recognized an impairment of the $302,915 at June 30, 2019. In December 2020, the Company elected to terminate this agreement, assigned the licensed intellectual property back to Kotzker and issued 150,000 restricted shares of common stock, valued at $13,500 ($0.09 per share) as a final payment for consulting fees owed.

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

The Company has previously estimated that it may not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement, and recognized an impairment of $65,000 for the license at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under the Accu-Break license agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 6– Stockholders’ Equity

Common stock

During the year ended June 30, 2020, the Company issued 473,286 shares of its common stock as follows:

●	16,667 shares, valued at $1,500 ($0.09 per share), as consideration for consulting services rendered.
●	75,000 shares, valued at $7,500 ($0.10 per share), as partial consideration for entering into an investor relations contract.
●	381,619 shares, valued at $35,000 ($0.092 per share), for final payment on the license agreement with respect to a proprietary delivery system for cannabinoid-based medications (See Note 5).

During the six months ended December 31, 2020, the Company issued shares of its common stock as follows:

●	1,797,192 shares, at $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161.
●	150,000 shares valued at $13,500, $0.09 per share, as consideration for consulting services under the Kotzker License Agreement (Note5).

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

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. As at December 31, 2020 and June 30, 2020, an aggregate $5,095,286 and $3,787,237, respectively, has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares. For the three months ended December 31, 2020 and 2019, $521,051 and $625,513, respectively, has been charged to operations for the amortization of unvested CRX shares during each of the periods.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.23%
Average expected life (in years)	4.0
Volatility	152%

The fair value of the vested options granted of $282,116 was charged to operations during the six months ended December 31, 2020.

A summary of option activity during the six months ended December 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2020	2,995,000	$0.55
Granted	5,000,000	$0.08
Exercised	-
Expired/Canceled	-
Outstanding– December 31, 2020	7,995,000	$0.26	5.0
Exercisable – December 31, 2020	7,161,667	$0.29	5.0

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of convertible notes (Note 7(b)).

The following table summarizes information about warrants outstanding at December 31, 2020:

	Number	Exercise Price	Expires
Class A	1,727,299	$0.040265	November 24, 2025
Class B	1,727,299	$0.043276	November 24, 2025
Class C	1,727,299	$0.045157	November 24, 2025

The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.39%
Average expected life (in years)	2.5
Volatility	153%

The relative fair value of the warrants granted of $252,104 was charged to operations at the date of grant.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 7 – Convertible Notes Payable

(a) On June 11, 2020, the Company entered into a financing arrangement with its CEO under which he agreed to lend the Company up to $25,000. The note bears interest at 5% per annum and is due upon demand. At the option of the lender, the unpaid principal and interest may be converted, in whole or in part, into shares of the Company’s common stock at the lesser of (i) $0.014, being the closing price of the Company’s common stock as of the date of the note, or (ii) the volume-weighted average price (VWAP) of the Company’s common stock over the ten trading days immediately preceding the Company’s receipt of Notice of Conversion from the lender. As the market price of the Company’s common stock and the VWAP were the same as of the date of the note, no discount for beneficial conversion feature has been recorded. As of June 30, 2020, the lender had advanced $12,000 under the arrangement; and accrued interest of $33 is included in accounts payable and accrued expenses at June 30, 2020. On July 10, 2020, the Company’s CEO loaned the Company an additional $13,000 pursuant to the financing arrangement. On August 12, 2020, the CEO sent notice to the Company that he was electing to convert the outstanding principal of $25,000 and accrued interest of $161 to 1,797,192 shares of common stock at the contractual conversion price of $0.014 per share. No gain or loss was recognized on conversion as the conversion was made under the terms of the note agreement.

(b) On November 24, 2020, the Company entered into financing agreements with two individuals, its CEO and a shareholder. Under the agreements, the Company issued unsecured convertible promissory notes due in three years (November 24, 2023) with accrued interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the notes were funded. The CEO was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares (Note 6).

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $38,638 for the expense portion of the notes is being amortized over the term of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the three months ended December 31, 2020, $1,306 was charged to operations for amortization during the period of the Beneficial Conversion Feature.

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

Unaudited

Note 8 – Related Party Transactions (continued)

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

In June and November 2020, the Company issued convertible notes payable with its Chief Executive Officer and a shareholder of the Company (See Note 7).

Note 9- Commitments and Contingencies

At December 31, 2020, there were no legal proceedings against the Company.

Note 10 – Subsequent Event

On February 3, 2021, the Company entered into an agreement with an investor relations firm to provide services for shareholder information and relations.  The agreement is for an initial one-year period.   Under the terms of the agreement, the Company shall pay a retainer of $2,500 per month for the first three months and $10,000 per month thereafter. The agreement may be terminated by the Company after the initial three months, at which time the Company would be obligated to pay an additional one month’s retainer.

The Company has analyzed its operations subsequent to December 31, 2020 through the date these financial statements were issued, and has determined that it does not have any other additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the six months ended December 31, 2020 and 2019. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2020 and 2019.

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

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development programs. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. We estimate that we will need to raise at a minimum $60,000 just to maintain our existence as a public company for the remainder of the current calendar year.

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to December 31, 2020, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company has had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended December 31, 2020 as compared to December 31, 2019

Net loss for the three months ended December 31, 2020 was $828,031, an increase of $131,757 from the net loss of $696,274 for the three months ended December 31, 2019.

General and administrative costs for the three months ended December 31, 2020 include a non-cash charge of $521,051 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $33,972 for the fair value of options granted and $252,104 for the fair value of warrants issued in conjunction with convertible debt financing during the 2020 period. In comparison, general and administrative costs of $687,209 incurred during the three months ended December 31, 2019 includes a non-cash charge of $625,513 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $15,539. General and administrative expenses, exclusive of non-cash stock-based compensation costs, were consistent during the 2020 and 2019 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the three months ended December 31, 2020, the Company incurred $1,833 for interest and amortization of discount related to the convertible debt financings.

There were no research and development costs for the periods ended December 31, 2020 and 2019.

Professional fees of $7,400 for the three months ended December 31, 2020 decreased by $1,665 from $9,065 for the period ended December 31, 2019. Fees for the 2020 and 2019 periods consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory filings.

Results of Operations for the six months ended December 31, 2020 as compared to December 31, 2019

Net loss for the six months ended December 31, 2020 was $1,889,451, an increase of $451,275 from the net loss of $1,438,176 for the six months ended December 31, 2019.

General and administrative costs for the six months ended December 31, 2020 include a non-cash charge of $1,308,049 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $282,116 for the fair value of options granted and $252,104 for the fair value of warrants issued in conjunction with convertible debt financing during the 2020 period. In comparison, general and administrative costs of $1,370,175 incurred during the six months ended December 31, 2019 includes a non-cash charge of $1,204,459 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $52,137. General and administrative expenses, exclusive of non-cash stock-based compensation costs, were consistent during the 2020 and 2019 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the six months ended December 31, 2020, the Company incurred $1,961 for interest and amortization of discount related to the convertible debt financings.

During the six months ended December 31, 2020, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share.

Professional fees of $22,990 for the six months ended December 31, 2020 decreased by $10,101 from $33,001 for the six months ended December 31, 2019. Fees for both the 2020 and 2019 periods consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings.

There were no research and development costs for the periods ended December 31, 2020 and 2019.

During the six months ended December 31, 2019, the Company paid $35,000 in shares of our Common Stock with respect to a proprietary delivery system for cannabinoid-based medications.

Liquidity and Capital Resources

At December 31, 2020, we had a working capital of $51,420 and cash of $48,134, as compared to a working capital deficit of $6,365 and cash of $10,786 at June 30, 2020. The increase in both working capital and cash was due primarily to funds received from the Company’s issuance of convertible notes. We used $40,652 of cash for operating activities, and had an increase in liquidity from financing of $78,000 from issuances of convertible debt during the six months ended December 31, 2020.

The unsecured convertible promissory notes are due in three years (November 24, 2023) and accrue interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the Note was funded. The CEO was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through December 31, 2020, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise at a minimum $60,000 just to maintain our existence as a public company for the remainder of the current calendar year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and we may be expected to require a minimum of $60,000 in capital during the remainder of the current calendar year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

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

Off-Balance Sheet Arrangements

At December 31, 2020 and June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

On September 19, 2017, we entered into an agreement with a contract manufacturer with significant expertise in pre-clinical and clinical trial development and regulatory approvals to develop an injectable formulation for our drug candidate in the Kotzker Development Project with the objective of applying for FDA approval. It was anticipated that the drug candidate would be developed utilizing the new drug application 505(b)(2) regulatory pathway for use in the treatment during and immediately following exposure to organophosphorus nerve agents. The formulation of the drug candidate was to be based on one or more synthetic cannabinoids. We paid $75,000 to the contract manufacturer upon signing the contract, which further provided that we pay an additional $20,000 upon completion of the drug formulation and $20,000 upon completion of Phase 1 development. No payment schedule had been agreed to upon completion of Phase 2 and Phase 3 development stage and the contract may be terminated by either party. In December 2020, we elected to terminate this agreement and issued 150,000 restricted shares of our common stock as a final payment for consulting fees owed.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2020 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2020 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
December 2020	Kotzker Consulting LLC	150,000 shares of Common Stock	Consulting fees of $13,500

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (5)
10.7	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended December 31, 2020, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020
(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: February 11, 2021	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

