Form 10-Q
period 2021-03-31
NEXIEN BIOPHARMA, INC.
filed 2021-05-05
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,522,196 shares as of May 5, 2021.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$30,561	$10,786
Prepaid expenses	3,000	12,000

Total current assets	33,561	22,786

Total Assets	$33,561	$22,786

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,209	$17,151
Convertible note payable - related	-	12,000

Total current liabilities	5,209	29,151

Convertible Notes Payable - related, net of discount of $57,461	7,539	-

Total liabilities	12,748	29,151

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock-$.0001 par value; 200,000,000 shares authorized; 53,522,196 shares issued and outstanding -March 31, 2021 53,984,004 shares issued and outstanding -June 30, 2020;	5,352	5,398
Additional paid in capital	10,423,480	11,583,159
Common stock subject to forfeiture	(282,604)	(3,147,763)
Accumulated deficit	(10,125,415)	(8,447,159)

Total Stockholders’ Deficit	20,813	(6,365)

Total Liabilities and Stockholders’ Deficit	$33,561	$22,786

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	9,160	13,150	32,150	46,151
General and administrative	(227,873)	546,520	1,636,630	1,916,695
Impairment of license fee	-	-	-	35,000

Total operating expenses	(218,713)	559,670	1,668,780	1,997,846

Other expense
Interest expense-related	1,282	-	1,937	-
Amortization of discount on convertible notes	6,233	-	7,539	-

Total other expense	7,515	-	9,476	-

Net (loss) income	$211,198	$(559,670)	$(1,678,256)	$(1,997,846)

(Loss) income per share - basic and diluted	$-	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	55,227,443	53,984,004	55,325,826	53,889,221

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Common Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity
Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	25,161
Issuance of stock for accounts payable at $0.09 per share	150,000	15	13,485	-	-	13,500
Amortization of CRx shares	-	-	-	1,034,319	-	1,034,319
Fair value of options granted	-	-	315,350	-	-	315,350
Fair value of warrants issued	-	-	252,104	-	-	252,104
Discount on convertible debt	-	-	65,000	-	-	65,000
Cancellation of unvested CRx shares	(2,409,000)	(241)	(1,830,599)	1,830,840	-	-
Net loss	-	-	-	-	(1,678,256)	(1,678,256)

Balance, March 31, 2021	53,522,196	$5,352	$10,423,480	$(282,604)	$(10,125,415)	$20,813

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$(5,469,708)	$(5,775,542)	$265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	1,730,542	-	1,730,542
Fair value of options and warrants issued for services	-	-	33,387	-	-	33,387
Net loss	-	-	-	-	(1,997,846)	(1,997,846)

Balance, March 31, 2020	53,984,004	$5,398	$11,583,159	$(3,720,416)	$(7,773,388)	$94,753

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net loss	$(1,678,256)	$(1,997,846)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	567,454	52,137
Fair value of shares issued for CRx Acquistion	1,034,319	1,730,542
Stock issued for services and license fee	13,500	42,500
Discount on convertible debt	7,539	-
Changes is assets and liabilities
Decrease in prepaids	9,000	69,276
(Decrease) in accounts payable and accrued expenses	(11,781)	(20,920)
Cash used in operating activities	(58,225)	(124,311)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible notes-related	78,000	-
Cash provided by financing activities	78,000	-

Net increase in cash and cash equivalents	19,775	(124,311)
Cash and cash equivalents, beginning of period	10,786	146,356

Cash and cash equivalents, end of period	$30,561	$22,045

Supplemental disclosure of non-cash investing and financing activities
Shares issued for settlement of accounts payable	$13,500	$1,500
Shares issued for conversion of related party note and interest	$25,161	$-

See accompanying notes to consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nexien BioPharma, Inc. (the “Company” or “Nexien”) was incorporated in the State of Michigan on November 10, 1952 as Gantos, Inc., was reincorporated in the State of Delaware in 2008, changing its name to Kinder Holding Corp. In October 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”), incorporated on March 27, 2017, through an exchange of shares (the “Share Exchange Transaction”) and changed its name to Intiva BioPharma Inc. In September 2018, the Company changed its name to Nexien BioPharma, Inc.

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

BioPharma was incorporated to pursue pre-clinical and drug development activities, in accordance with U.S. Food and Drug Administration (“FDA”) protocols, for certain pharmaceutical formulations that include cannabinoids. It is pursuing the formulation and development of drugs containing cannabinoids for the treatment of various diseases, disorders and medical conditions, and owns a license covering certain intellectual property, including certain patent applications, and has filed three of its own provisional patent applications for other drugs that include cannabinoids and other substances, including terpenes, that are intended to be developed with the objective of treating certain medical conditions and disorders. It was formed as a corporate subsidiary of the Colorado corporation Kanativa USA Inc. (“Kanativa USA”), which is a subsidiary of the Ontario, Canada corporation, Kanativa Inc.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,125,415. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At March 31, 2021, the Company had working capital $28,352. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2021 and June 30, 2020.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2021 and June 30, 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

(Unaudited)

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

As at March 31, 2021 and June 30, 2020, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2021 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

(Unaudited)

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

The Company has previously estimated that it may not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement, and recognized an impairment of $65,000 for the license at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under the AccuBreak license agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6– Stockholders’ Equity

Common stock

During the nine months ended March 31, 2021, the Company issued shares of its common stock as follows:

●	1,797,192 shares, at $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161.
●	150,000 shares valued at $13,500, $0.09 per share, as consideration for consulting services under the Kotzker License Agreement (Note 5).

During the year ended June 30, 2020 the Company issued 473,286 shares of its common stock as follows:

●	16,667 shares, valued at $1,500 ($0.09 per share), as consideration for consulting services rendered.
●	75,000 shares, valued at $7,500 ($0.10 per share), as partial consideration for entering into an investor relations contract.
●	381,619 shares, valued at $35,000 ($0.092 per share), for final payment on the license agreement with respect to a proprietary delivery system for cannabinoid-based medications (See Note 5).

CRX Limited Liability Company Interest Purchase Agreement

On October 26, 2018, Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRx Bio Holdings LLC, a Delaware limited liability company (“CRx”), to acquire all of the membership interest in CRx in exchange for 11,000,000 restricted shares of the Company’s common stock (the “Acquisition”), valued at $0.76 per share. The transaction has been accounted for as an asset acquisition, and not a business combination, and has been valued at the fair value of the common stock issued by the Company, as CRx’s cost basis was $0 in the assets. CRx is engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) enhancement. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRx as a wholly-owned subsidiary, the Company acquired all of its assets, which consist primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, the Company issued to the six members of CRx (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which were to be released from forfeiture restrictions according to the following vesting schedule:

●	30% shall be fully vested 12 months following the Closing (October 26, 2019);
●	30% shall be fully vested 24 months following the Closing (October 26, 2020); and
●	30% shall be fully vested 36 months following the Closing (October 26, 2021).

Any Seller who was not then providing services to the Company or any of its subsidiaries on any vesting date, whether through voluntary termination or termination “for cause,” would forfeit his unvested shares, which would be cancelled.

The transaction has been valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture has been charged to stockholders’ equity as a contra equity account, and is being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition. As at March 31, 2021 and June 30, 2020, an aggregate $4,821,556 and $3,787,237, respectively, has been charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares. For the three months ended March 31, 2021 and 2020, $(273,729) and $526,084, respectively, has been charged to operations for the amortization of unvested CRX shares during each of the periods.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity (continued)

In March 2021, four of the Sellers terminated their relationships with the Company and forfeited their remaining 2,409,000 unvested shares, valued at the original issuance price of $1,830,840 ($0.76 per share).

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

(Unaudited)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.23%
Average expected life (in years)	4.0
Volatility	152%

The fair value of the vested options granted of $315,350 was charged to operations during the nine months ended March 31, 2021.

A summary of option activity during the nine months ended March 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2020	2,995,000	$0.55
Granted	5,000,000	$0.08
Exercised	-
Expired/Canceled	-
Outstanding-March 31, 2021	7,995,000	$0.26	4.8
Exercisable – March 31, 2021	7,578,334	$0.27	4.8

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of convertible notes (Note 7(b)).

The following table summarizes information about warrants outstanding at March 31, 2021:

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Convertible Notes Payable

(a)	On June 11, 2020, the Company entered into a financing arrangement with its CEO under which he agreed to lend the Company up to $25,000. The note bears interest at 5% per annum and is due upon demand. At the option of the lender, the unpaid principal and interest may be converted, in whole or in part, into shares of the Company’s common stock at the lesser of (i) $0.014, being the closing price of the Company’s common stock as of the date of the note, or (ii) the volume-weighted average price (VWAP) of the Company’s common stock over the ten trading days immediately preceding the Company’s receipt of Notice of Conversion from the lender. As the market price of the Company’s common stock and the VWAP were the same as of the date of the note, no discount for beneficial conversion feature has been recorded. As of June 30, 2020, the lender had advanced $12,000 under the arrangement; and accrued interest of $33 is included in accounts payable and accrued expenses at June 30, 2020. On July 10, 2020, the Company’s CEO loaned the Company an additional $13,000 pursuant to the financing arrangement. On August 12, 2020, the CEO sent notice to the Company that he was electing to convert the outstanding principal of $25,000 and accrued interest of $161 to 1,797,192 shares of common stock at the contractual conversion price of $0.014 per share. No gain or loss was recognized on conversion as the conversion was made under the terms of the note agreement.

(b)	On November 24, 2020, the Company entered into financing agreements with two individuals, its’ CEO and a shareholder. Under the agreements, the Company issued unsecured convertible promissory notes due in three years (November 24, 2023) with accrued interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the notes were funded. The CEO was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares (Note 6).

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $65,000 for the expense portion of the notes is being amortized over the term of the notes. As the warrants exceeded the value of the notes themselves, the discount is the entire amount of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the nine months ended March 31, 2021, $7,539 was charged to operations for amortization during the period of the Beneficial Conversion Feature.

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

(Unaudited)

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

Note 9- Commitments and Contingencies

At March 31, 2021, there were no legal proceedings against the Company.

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

Note 10 – Subsequent Event

On April 1, 2021, the Board of Directors approved the issuance of 1 million shares of common stock to each of the Company’s Chief Executive Officer and Chief Financial Officer as consideration for their services to the Company. The shares were valued at $0.12 per share, the closing trading price of the Company’s common stock as of the date of issuance.

The Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the nine months ended March 31, 2021 and 2020. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2020 and 2019.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to March 31, 2021, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company has had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended March 31, 2021 as compared to March 31, 2020

The Company recognized net income for the three months ended March 31, 2021 of $211,198 as compared to a net loss of $559,670 for the three months ended March 31, 2020. As explained below, income for 2021, and most of the loss for 2020, is attributable to stock-based compensation costs and the amortization of the fair value of common stock issued for the CRx acquisition.

General and administrative costs for the three months ended March 31, 2021 includes a non-cash adjustment of $273,729 to the amortization of the fair value of the shares issued for the acquisition of CRx, as well as non-cash stock-based compensation costs for the period of $33,274 for the fair value of options previously granted. In March 2021, four of the CRx shareholders terminated their relationships with the Company and forfeited their remaining 2,409,000 unvested shares. The reduction in amortization of the fair value of shares issued related to the CRx acquisition of $273,729 is due to an adjustment of the fair value previously recorded for those forfeited shares. In comparison, general and administrative costs of $546,520 incurred during the three months ended March 31, 2020 includes a non-cash charge of $526,084 for the fair value of the shares issued for the acquisition of CRx. General and administrative expenses, exclusive of non-cash stock-based compensation costs, were consistent during the 2021 and 2020 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the three months ended March 31, 2021, the Company incurred $7,515 for interest and amortization of discount related to the convertible debt financings.

There were no research and development costs for the periods ended March 31, 2021 and 2020.

Professional fees of $9,160 for the three months ended March 31, 2021 decreased by $3,990 from $13,150 for the period ended March 31, 2020. Fees for the 2021 and 2020 periods consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory filings.

Results of Operations for the nine months ended March 31, 2021 as compared to March 31, 2020

Net loss for the nine months ended March 31, 2021 was $1,678,256, a decrease of $319,590 from the net loss of $1,997,846 for the nine months ended March 31, 2020. As explained below, most of the loss for 2021 and 2020, is attributable to stock-based compensation costs and the amortization of the fair value of common stock issued for the CRx acquisition.

General and administrative costs for the nine months ended March 31, 2021 include a non-cash charge of $1,034,319 for the fair value of the shares issued for the acquisition of CRx, as well as non-cash stock-based compensation costs for the period of $315,350 for the fair value of options granted and $252,104 for the fair value of warrants issued in conjunction with convertible debt financing during the 2021 period. In March 2021, four of the CRx shareholders terminated their relationships with the Company and forfeited their remaining 2,409,000 unvested shares. The reduction in amortization of the fair value of shares issued related to the CRx acquisition of $273,729 is due to an adjustment of the fair value previously recorded for those forfeited shares. In comparison, general and administrative costs of $1,916,695 incurred during the nine months ended March 31, 2020 includes a non-cash charge of $1,730,542 for the fair value of the shares issued for the acquisition of CRx, as well as non-cash stock-based compensation costs for the period of $52,137. General and administrative expenses, exclusive of non-cash stock-based compensation costs, were consistent during the 2021 and 2020 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the nine months ended March 31, 2021, the Company incurred $9,476 for interest and amortization of discount related to the convertible debt financings.

During the nine months ended March 31, 2021, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share.

Professional fees of $32,150 for the nine months ended March 31, 2021 decreased by $14,001 from $46,151 for the comparable 2020 nine-month period. Fees for both the 2021 and 2020 periods consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings.

There were no research and development costs for the periods ended March 31, 2021 and 2020.

Liquidity and Capital Resources

At March 31, 2021, we had a working capital of $28,352 and cash of $30,561, as compared to a working capital deficit of $6,365 and cash of $10,786 at June 30, 2020. The increase in both working capital and cash was due primarily to funds received from the Company’s issuance of convertible notes. We used $58,225 of cash for operating activities, and had an increase in liquidity from financing of $78,000 from issuances of convertible debt during the nine months ended March 31, 2021.

The unsecured convertible promissory notes are due in three years (November 24, 2023) and accrue interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the Note was funded. The CEO was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these same terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through March 31, 2021, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise at a minimum $60,000 just to maintain our existence as a public company for the remainder of the current calendar year.

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

Off-Balance Sheet Arrangements

At March 31, 2021 and June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

On February 3, 2021, we entered into an agreement with an investor relations firm to provide services for shareholder information and relations. The agreement is for an initial one-year period. Under the terms of the agreement, the Company shall pay a retainer of $2,500 per month for the first three months and $10,000 per month thereafter. The agreement may be terminated by the Company after the initial three months, at which time the Company would be obligated to pay an additional one month’s retainer.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of March 31, 2021 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (5)
10.7	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg (6)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended March 31, 2021, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 11, 2021.
(7)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: May 5, 2021	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

