Form 10-K
period 2021-06-30
NEXIEN BIOPHARMA, INC.
filed 2021-10-12
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,660,792 as of December 31, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,772,196 shares as of October 12, 2021.

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

SIGNATURES	43

PART I

ITEM 1.	BUSINESS.

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

The Company changed its name to Nexien BioPharma, Inc. in September 2018.

On October 26, 2018, we entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRx Bio Holdings LLC, a Delaware limited liability company (“CRx”), to acquire all of the membership interest in CRx in exchange for 11,000,000 restricted shares of our common stock (the “Acquisition”). CRx was engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) optimization. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRx as a wholly-owned subsidiary, we acquired all of its assets, which consisted primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, we issued to the six members of CRx (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which were to be released from forfeiture restrictions in three equal tranches upon each anniversary of the closing of the Acquisition. Any Seller who was not then providing services to us or any of our subsidiaries on any vesting date, whether through voluntary termination or termination “for cause,” would forfeit his unvested shares, which would be cancelled.

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

Our patent applications relate to methods and compositions for treating such diseases with the use of cannabinoids and covers the administration of the drug(s) by such delivery systems as topical, oral, nasal, inhalation or a combination thereof. On July 07, 2020, a utility patent was granted (US10702,495) relating to a method for treating the symptoms of myotonia with a therapeutically effective amount of cannabidiol and tetrahydrocannabinol in a subject. Corresponding claims were also submitted in Europe.

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

Due to the Company’s limited financial and personnel resources ,the Company estimated that it would not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement, and recognized an impairment of $65,000 at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements.

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

The effect of the Cole Memo’s rescission remains to be seen. Since 1980, when chapter 9-27.000 of the U.S. Attorney’s Manual was originally promulgated, the United States has undergone a dramatic shift in both national and state-level marijuana policy. In 1980, there were no states in the U.S. with marijuana decriminalization or legalization statutes. As of June 30, 2021, a majority of the states and the District of Columbia have enacted medical marijuana legislation in some form, with additional states considering similar legalization measures. As a result, the manner in which the factors identified in chapter 9-27.000 of the U.S. Attorney’s Manual (e.g. “seriousness of the crime,” “deterrent effect of criminal prosecution,” and cumulative impact . . . in the community”) are considered and interpreted today as a matter of prosecutorial discretion, will likely be different than the way in which they were considered and interpreted in 1980.

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

The Department of Justice under the current Biden administration has not yet issued an official memorandum on this subject.

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

Research and Development Activities

We have incurred no costs during the fiscal years ended June 30, 2021 and 2020, on research and development for the Company.

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

The audited financial statements of BioPharma included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2021, the Company had a working capital deficit of $13,775. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. We have incurred an accumulated deficit of $10,307,101 since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock.

Based on our financial history, in its report on the financial statements for the year ended June 30, 2021, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date, we have not generated any revenues and we do not anticipate generating any significant revenues during the current fiscal year.

Notwithstanding BioPharma’s success in raising approximately $2.1 million from the sale of its securities from inception in 2017 through June 2021, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, find strategic or financial partners for a specific drug candidate, or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The Company has negative cash flow for the financial year ended June 30, 2021.

The Company had negative operating cash flow for the financial year ended June 30, 2021. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete any of our drug development projects

Our research operations are expected to require significant cash expenditures. We expect to spend substantial and increasing amounts to conduct our planned research and development, including preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals to eventually market and commercialize any of our drug candidates. As of June 30, 2021, we had only $18,041 in cash and cash equivalents. Through June 2021, we have raised approximately $2.1 million in equity under private placement offerings. We believe that current cash is not sufficient to fund our overhead operations through the remainder of calendar 2021. We estimate that we will require additional capital of at least $40,000 for the remainder of calendar 2021 to maintain our existence as a public reporting company. As discussed below, determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts are not fruitful. Any progress we make in our research efforts is uncertain because it is difficult to predict our budget for our drug development activities due to numerous factors, including, without limitation, the rate of progress of preclinical studies, clinical trials, the results of preclinical studies and clinical trials for such indication and the costs and timing of seeking and obtaining regulatory approvals for clinical trials. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently anticipated due to changing circumstances beyond our control. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act, and could adversely affect the market price of our Common Stock. As of October 12, 2021, we have 55,772,196 shares of Common Stock outstanding, of which 44,367,782 are restricted due to applicable federal securities laws. As restrictions on the resale of shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time.

If holders of restricted securities sell a large number of shares pursuant to Rule 144, they could adversely affect the market price for our Common Stock, over which we will likely have no control.

You may experience dilution of your ownership interest because of the potential of future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of Common Stock, par value $0.0001 per share, of which 55,772,196 shares of Common Stock are outstanding as of October 12, 2021.

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

As of October 12, 2021, our directors and executive officers and stockholders holding more than 5% of our Common Stock own of record and beneficially, in the aggregate, approximately 74% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise considerable influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

We are subject to the Penny Stock rules since our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the years ended June 30, 2021 and 2020.

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”), which will require that the Company engage legal, accounting, auditing and other professional service providers. The engagement of such services is costly and continuing. Additionally, SOX requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with SOX and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $40,000 per year or perhaps more as our operations increase in scope and magnitude. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports and/or discover and report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of pennies per share to a high of $0.44 during the two most recently completed fiscal years. Many factors could have a significant impact on the future price of our common shares, including:

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

In the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, a majority of the states, plus the District of Columbia, Puerto Rico and Guam, that have legalized cannabis in some form. Notwithstanding the permissible regulatory environment of medical cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, violates federal law in the United States.

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

The Company’s business activities rely on newly established and/or developing laws and regulations in multiple jurisdictions. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s potential for profitability or cause it to cease operations entirely. The cannabis industry may come under scrutiny by the U.S. FDA, the SEC, the DOJ, the Financial Industry Regulatory Authority or other federal or other applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or non-medical purposes in the U.S. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the Company’s industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital, create a public trading market in the U.S. or elsewhere for securities of the Company, which could reduce, delay or eliminate any return on investment in the Company.

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

If cannabis and/or CBD is re-categorized as a Schedule II or lower controlled substance, the ability to conduct research on the medical benefits of cannabis would most likely be simpler and more accessible; however, if cannabis is re-categorized as a Schedule II or other controlled substance, the resulting re-classification would result in the requirement for FDA approval if medical claims were made for any of the Company’s products, such as medical cannabis. As a result, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products may be subject to a significant degree of regulation by the DEA. In that case, the Company may be required to be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of the Company’s anticipated products. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on the Company’s business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Furthermore, if the FDA, DEA, or any other regulatory authority determines that the Company’s products may have potential for abuse, it may require the Company to generate more clinical or other data than the Company currently anticipates establishing whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

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

	Price Range
Period	High	Low
Year Ended June 30, 2020:
First Quarter	$0.10	$0.0443
Second Quarter	$0.0915	$0.035
Third Quarter	$0.0659	$0.031
Fourth Quarter	$0.074	$0.0092
Year Ended June 30, 2021:
First Quarter	$0.445	$0.0394
Second Quarter	$0.12	$0.028
Third Quarter	$0.2585	$0.0635
Fourth Quarter	$0.22	$0.0605

As of October 5, 2021, the closing price for the Common Stock was $0.078 per share.

As of September 29, 2021, our shares of Common Stock were held by 701 stockholders of record. The transfer agent of our Common Stock is Standard Registrar and Transfer Company, Inc., whose telephone number is: (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2021

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,995,000	$0.26	3,331,000
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	7,995,000		3,331,000

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2021, all 5,233,333 shares issued have been vested.

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2021, 7,995,000 stock options were granted and exercisable.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2021, we issued 2,250,000 shares of common stock as compensation to our officers and directors.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended June 30, 2021 and 2020. This MD&A should be read in conjunction with our financial statements as of June 30, 2021 and 2020. See section entitled “Forward-Looking Statements” above.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to June 30, 2021 there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA.

Results of Operations

Net loss for the year ended June 30, 2021 was $1,859,942 as compared to the net loss for the year ended June 30, 2020 of $2,671,617, a decrease of $811,675. As explained below, most of the loss is attributable to significant stock-based compensation costs, the fair value of common stock issued for the CRx acquisition, and the impairment charge related to license fees.

The Company incurred professional fees of $43,710 for the year ended June 30, 2021, a decrease of $6,821 from $50,531 for the year ended June 30, 2020. Fees for 2021 and 2020 were for SEC regulatory and statutory filings, audit fees, filings with the U.S. Patent Office and the FDA, and patent related filing fees in Canada and Europe.

General and administrative costs of $1,800,057 incurred for the year ended June 30, 2021 includes $306,250 of non-cash stock-based compensation costs for common shares issued to officers and directors and the fair value of vested stock options granted of $348,953.,. Also included in general and administrative expenses for 2021 is a non-cash charge of $1,093,667 for the vesting of shares issued to CRx subject to forfeiture. General and administrative costs for the year ended June 30, 2020 of,$2,495,386 includes $52,137 of non-cash stock-based compensation costs for: vesting of common shares previously issued to management valued at $18,750; and the fair value of vested stock options granted of $33,387. Also included in general and administrative expenses for 2020 is a non-cash charge of $2,303,195 for the vesting of shares issued to CRx subject to forfeiture.

Exclusive of stock-based compensation costs, general and administrative costs for the year ended June 30, 2021 were $94,895 a decrease of $45,162 from the June 30, 2020 comparable costs of $140,057. The decrease of $45,162 was attributable to cost containment efforts instituted by the Company during the 2020 fiscal year to preserve capital. During the year ended June 30, 2020, the Company charged to operations $90,667 for management fees to a related party which were classified as prepaid expenses at June 30, 2019.

During the year ended June 30, 2021, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share.

There were no research and development costs incurred for the years ended June 30, 2021 and 2020, due to the Company’s limited financial resources and availability of research personnel.

The Company has previously estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement and recognized an impairment of the $302,915 at June 30, 2019. In December 2020, the Company elected to terminate the agreement with Kotzker, and assigned the licensed intellectual property back to Kotzker, issuing 150,000 restricted shares of common stock, valued at $13,500 ($0.09 per share) as a final payment for consulting fees owed.

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

The Company incurred interest expense of $3,234 and $33, respectively, during the years ended June 30, 2021 and 2020 for interest on debt offerings during the periods. At June 30, 2021 and 2020, the Company had outstanding notes in the principal amounts of $65,000 and $12,000, respectively.

During the year ended June 30, 2021, the Company incurred $12,941 for interest and amortization of discount related to the convertible debt financings.

Liquidity and Capital Resources

At June 30, 2021, we had a working capital deficit of $13,775 and cash of $18,041 as compared to a working capital deficit of $6,365 and cash of $10,786 at June 30, 2020. The increase in working capital was due primarily to the Company’s utilization of existing funds for operating activities. We used $90,745 of cash for operating activities, and had increase in liquidity from financing of $98,000 from a convertible debt loan from our CEO and a major shareholder and a $20,000 advance for operating activities from our CEO during the year ended June 30, 2021. Operating and investing activities utilized cash of $147,570 during fiscal 2020, with cash provided from financing activities of $12,000 from a loan from our CEO.

The unsecured convertible promissory notes issued during the fiscal year ended June 30, 2021 are due in three years (November 24, 2023) and accrue interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the Note was funded. The CEO was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these same terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares. In June 2021, the Company’s CEO advanced $20,000 to the Company for operating capital purposes.

In June 2021, the Company’s Chief Executive Officer advanced $20,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through June 30, 2021, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise at a minimum $40,000 just to maintain our existence as a public company for the remainder of the current calendar year.

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

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2021 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

At June 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

On February 28, 2018, we obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor. An additional $10,000 was paid on November 1, 2018, $20,000 was paid on February 28, 2019 and a final payment, in cash or stock at the option of the Company, of $35,000, due August 31, 2019, was paid in shares of our common stock. We are required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. We may grant sublicenses under the terms of the agreement. The Company determined that it may not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement, and has recognized an impairment of $65,000 at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under the Accu-Break License Agreement.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of June 30, 2021 and 2020 and are included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Nexien BioPharma, Inc.

For the years ended June 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nexien BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nexien BioPharma, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two-year periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due to a negative working capital and losses from operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with managements’ plans to mitigate the going concern and managements’ disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

Houston, TX

October 12, 2021

Nexien BioPharma, Inc.

Consolidated Balance Sheets

June 30, 2021 and 2020

	2021	2020

Assets

Current Assets
Cash	$18,041	$10,786
Prepaid - other	7,500	12,000

Total current assets	25,541	22,786

Total Assets	$25,541	$22,786

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$6,375	$17,151
Due to officer	20,000	-
Convertible note payable - related party, net of discount of $52,059 at June 30, 2021	12,941	12,000

Total current liabilities	39,316	29,151

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 55,772,196 shares issued and outstanding -June 30, 2021; 53,984,004 shares issued and outstanding -June 30, 2020	5,577	5,398
Additional paid in capital	10,476,004	11,583,159
Stock payable	35,000	-
Common stock subject to forfeiture	(223,255)	(3,147,763)
Accumulated deficit	(10,307,101)	(8,447,159)

Total Stockholders’ Equity (Deficit)	(13,775)	(6,365)

Total Liabilities and Stockholders’ (Deficit)	$25,541	$22,786

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2021 and 2020

	2021	2020

Revenue	$-	$-

Operating expenses
Professional fees	43,710	50,531
General and administrative	1,800,057	2,495,386
Impairment of license fees	-	35,000
Management fees-related	-	90,667
Total operating expenses	1,843,767	2,671,584

Other income (expense)
Interest expense - related	(3,234)	(33)
Amortization of discount on convertible notes	(12,941)	-
Total other income (expense)	(16,175)	(33)

Net loss	$(1,859,942)	$(2,671,617)

Loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding -
basic and diluted	55,399,643	53,912,852

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Years ended June 30, 2020 and 2021

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ (Deficit)

Balance, June 30, 2019	53,510,718	$5,351	$11,505,819	$-	$(5,469,708)	$(5,775,542)	$265,920

Issuance of stock for accounts payable at $0.09 per share	16,667	1	1,499	-	-	-	1,500
Issuance of stock for license at $0.09 per share	381,619	38	34,962	-	-	-	35,000
Issuance of stock for services at $0.10 per share	75,000	8	7,492	-	-	-	7,500
Vesting of management shares subject to forfeiture	-	-	-	-	18,750	-	18,750
Amortization of CRx shares	-	-	-	-	2,303,195	-	2,303,195
Fair value of options and warrants issued for services	-	-	33,387	-	-	-	33,387
Net loss	-	-	-	-	-	(2,671,617)	(2,671,617)

Balance, June 30, 2020	53,984,004	5,398	11,583,159	-	(3,147,763)	(8,447,159)	(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	-	25,161
Issuance of stock for accounts payable at $0.09 per share	150,000	15	13,485	-	-	-	13,500
Issuance of common stock to officers & director	2,250,000	225	271,025	-	-	-	271,250
Amortization of CRx shares	-	-	-	-	1,093,668	-	1,093,668
Fair value of options granted	-	-	348,953	-	-	-	348,953
Discount on convertible debt	-	-	65,000	-	-	-	65,000
Common stock issuable to officers				35,000			35,000
Cancellation of unvested CRx shares	(2,409,000)	(241)	(1,830,599)	-	1,830,840	-	-
Net loss	-	-	-	-	-	(1,859,942)	(1,859,942)

Balance, June 30, 2021	55,772,196	$5,577	$10,476,004	$35,000	$(223,255)	$(10,307,101)	$(13,775)

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2021 and 2020

	2021	2020

Cash flows from operating activities
Net loss	$(1,859,942)	$(2,671,617)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	348,953	52,137
Fair value of shares issued for CRx Acquisition	1,093,668	2,303,195
Stock issued for services and license fee	-	42,500
Stock issued to officers and director	271,250	-
Stock issuable to officers	35,000	-
Discount on convertible debt	12,941	-
Management fees - related party	-	90,667
Changes is assets and liabilities
Decrease in prepaids	4,500	61,647
Increase (decrease) in accounts payable and accrued expenses	2,885	(26,099)
Cash used in operating activities	(90,745)	(147,570)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable - related	78,000	12,000
Advance from officer	20,000	-
Cash provided by financing activities	98,000	12,000

Net increase in cash and cash equivalents	7,255	(135,570)
Cash and cash equivalents, beginning of period	10,786	146,356
Cash and cash equivalents, end of period	$18,041	$10,786

Supplemental disclosure of non-cash investing and financing activities

Shares issued for settlement of accounts payable	$13,500	$1,500
Shares issued for conversion of related party note and interest	$25,161	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

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

As further described in Note 3, BioPharma became a wholly-owned subsidiary of the Company. Since this transaction resulted in the existing shareholders of BioPharma acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with BioPharma as the accounting acquirer). The operations of BioPharma were the only continuing operations of the Company. The accompanying financial statements as of June 30, 2021 and 2020 and for the years then ended present the historical financial information of BioPharma.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,307,101. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2021, the Company had a working capital deficit of $13,775. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2021 and 2020.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

Note 3 – Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2021 and 2020, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As of June 30, 2021, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

Note 3 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for years ended June 30, 2021 and 2020.

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

Years Ended June 30, 2021 and 2020

Note 3 – Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the consolidated financial statements for prior year periods have been reclassified to conform with the current year periods presentation.

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2021 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

Note 5 – License Agreements (continued)

Kotzker License Agreement (continued)

The Company has estimated that it may not be able to recover the $302,915 carrying value of costs capitalized under the Kotzker License Agreement and, in December 2020, the Company elected to terminate this agreement, assigned the licensed intellectual property back to Kotzker and issued 150,000 restricted shares of common stock, valued at $13,500 ($0.09 per share) as a final payment for consulting fees owed.

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

The Company has estimated that it may not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement, and has recognized an impairment of $65,000 at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements.

Note 6 - Stockholders’ Equity

Common stock

During the year ended June 30, 2021, the Company issued shares of its common stock as follows:

●	1,000,000 shares to each of the Company’s Chief Executive Officer and Chief Financial Officer as consideration for their services to the Company.

●	250,000 shares to the independent member of the Board of Directors for services rendered. The shares were valued at $0.09 per share, the closing trading price of the Company’s common stock as of the date of issuance.

●	1,797,192 shares, at $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161.

●	150,000 shares valued at $13,500, $0.09 per share, as consideration for consulting services under the Kotzker License Agreement (Note 5).

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter (See Note 8).

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

Years Ended June 30, 2021 and 2020

Note 6 - Stockholders’ Equity (continued)

CRX Limited Liability Company Interest Purchase Agreement

On October 26, 2018, Company entered into a Limited Liability Company Interest Purchase Agreement (the “Purchase Agreement”) with the members of CRx Bio Holdings LLC, a Delaware limited liability company (“CRx”), to acquire all of the membership interest in CRx in exchange for 11,000,000 restricted shares of the Company’s common stock (the “Acquisition”), valued at $0.76 per share. The transaction has been accounted for as an asset acquisition, and not a business combination, and has been valued at the fair value of the common stock issued by the Company, as CRx’s cost basis was $0 in the assets. CRx was engaged in the research and development of advanced cannabinoid formulations and drug delivery systems with a focus on bioavailability and related pharmacokinetics and pharmacodynamics (PK/PD) enhancement. The Acquisition transaction was consummated on October 26, 2018. By acquiring CRx as a wholly-owned subsidiary, the Company acquired all of its assets, which consist primarily of three U.S. provisional patent applications relating to cannabinoid formulations to treat convulsive disorders, chronic traumatic encephalopathy, and neuropathic pain. At the closing, the Company issued to the six members of CRx (the “Sellers”) 1,100,000 shares not subject to any forfeiture restrictions and 9,900,000 shares which were to be released from forfeiture restrictions in three equal tranches upon each anniversary of the closing of the Acquisition. Any Seller who was not then providing services to the Company or any of its subsidiaries on any vesting date, whether through voluntary termination or termination “for cause,” would forfeit his unvested shares, which would be cancelled.

The transaction was valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture was charged to stockholders’ equity as a contra equity account, and was being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition.

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

As at June 30, 2021 and June 30, 2020, an aggregate $4,880,904 and $3,787,237, respectively, was charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares.

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

Years Ended June 30, 2021 and 2020

Note 6 - Stockholders’ Equity (continued)

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

The fair value of the vested options granted of $348,953 was charged to operations during the year ended June 30, 2021. As of June 30, 2021, all options granted were fully vested.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

Note 6 - Stockholders’ Equity (continued)

A summary of option activity during the year ended June 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2020	2,995,000	$0.55
Granted	5,000,000	$0.08
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2021	7,995,000	$0.26	4.5

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of convertible notes (Note 7).

The following table summarizes information about warrants outstanding at June 30, 2021:

	Number	Exercise Price	Expires
Class A	1,727,299	$0.040265	November 24, 2025
Class B	1,727,299	$0.043276	November 24, 2025
Class C	1,727,299	$0.045157	November 24, 2025

The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.39%
Average expected life (in years)	2.5
Volatility	153%

A summary of warrant activity during the year ended June 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2020	-
Granted	5,181,897	$0.0429
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2021	5,181,897	$0.0429	4.4

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

Note 7 – Convertible Notes Payable -Related

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

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $65,000 for the expense portion of the notes is being amortized over the term of the notes. As the warrants exceeded the value of the notes themselves, the discount is the entire amount of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. The note holders have agreed not to convert the loans unless sufficient shares of common stock are available for conversion.

During the year ended June 30, 2021, $12,941 was charged to operations for amortization during the period of the Beneficial Conversion Feature.

Note 8– Related Party Transactions

In June 2021, the Company’s Chief Executive Officer advanced $20,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

During the year ended June 30, 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. At June 30, 2021, the Company has recorded as a component of stockholders’ equity the $35,000 fair value of the 250,000 shares to be issued each quarter to each of the individuals effective July 1, 2021.

The Board of Directors also authorized the issuance of 250,00 shares to its independent member. These shares were valued at $22,500 ($0.09 per share), based on the closing trading price of the Company’s common stock as of the date of issuance.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

Note 8– Related Party Transactions (continued)

As discussed in Note 7, in November 2020, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings of $65,000.

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc. Kanativa USA was issued 24,000,000 shares of BioPharma’s common stock as consideration for its contribution of 100% of the ownership of NexN, and costs and expenses incurred on behalf of BioPharma and capitalized license agreement costs comprised of (i) the value of Kanativa Inc. common stock issued to Kotzker Consulting of $78,875 and (ii) payments to Kotzker Consulting and legal costs in the aggregate of NexN in the amount of $201,228. Included in the consideration for the issuance of the common stock is $172,915 of $94,040 (See Note 5).

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

Note 9 – Income Taxes

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2,818,000 as of June 30, 2021 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2041. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2021 and 2020

The deferred tax asset and valuation account is as follows at June 30:

	2021	2020
Deferred tax asset
Net operating loss carryforward (at combined 24% statutory rate of 21% Federal and 3% State)	$677,977	$564,973
Valuation allowance	(677,977)	(564,973)
Total	$-	$-

The components of income tax expense are as follows for the years ended June 30:

	2021	2020

Change in net operating loss benefit	$(113,004)	$(94,745)
Change in valuation allowance	113,004	94,745
Total	$-	$-

Note 10- Commitments and Contingencies

At June 30, 2021, there were no legal proceedings against the Company.

Note 11 – Subsequent Events

In October 2021, the Company’s Chief Executive Officer advanced $10,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

The Company has analyzed its operations subsequent June 30, 2021 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2021, our internal control over financial reporting was not effective.

As of June 30, 2021, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2021. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2021 to remedy such deficiencies.

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

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Richard Greenberg	72	Chief Executive Officer and Chairman of the Board of Directors
Evan Wasoff	74	Chief Financial Officer
Robert I. Goldfarb	66	Chief Operating Officer
Lindy Snider	59	Director

Richard Greenberg, 72, Chief Executive Officer and Director, has been a director since its inception in March 2017 and the Chief Executive Officer since March 2020. He has also served as Executive Vice President and a Director of Kanativa Inc. (formerly Intiva Inc). and Kanativa USA since their inception in February 2014 and August 2014, respectively. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg has served as a Subcommittee Counsel for the U.S. House of Representatives, and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency. Mr. Greenberg was a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers. Mr. Greenberg received a B.A. degree from City University of New York – Queens College and a J.D. degree from Rutgers University School of Law.

Evan Wasoff, 74, Chief Financial Officer, has over 40 years of experience as a certified public accountant. Mr. Wasoff also serves as CFO of Kanativa Inc. (formerly Intiva Inc.) From 2005 to 2012, Mr. Wasoff served as the Chief Financial Officer and compliance officer at Falcon Oil and Gas Ltd., a Canadian oil and gas exploration company with activities in Hungary, Australia, Canada and the United States. Since 2012, he has been the principal of AZCO Financial Management, LLC, located in Boulder Colorado, providing business advisory and consulting services and outsourced CFO and controllership services to publicly-reporting and private companies. Mr. Wasoff holds a Certified Public Accounting license in Colorado. He received a B.S. degree in accounting from the State University of New York at Albany, and an MBA in Finance from the University of Colorado.

Robert Goldfarb, 66, Chief Operating Officer, has over 37 years of legal experience, with much of that focused on the pharmaceutical industry. Since 2007, Mr. Goldfarb has been President and general counsel for privately-held Accu-Break Pharmaceuticals, Inc. Since 2011, he has been a director of privately-held Sustained Nano Systems LLC. Mr. Goldfarb obtained his bachelor’s degree from the University of Connecticut and his J.D. from the University of Florida. He is a member of the Florida Bar.

Lindy Snider, 59, Director, is an active entrepreneur, philanthropist and advocate for the benefits of medical cannabis. In 2003, Ms. Snider founded and created the Pennsylvania-based Lindi Skin, the first-ever skincare collection dedicated to help relieve the often-debilitating skin side-effects of individuals undergoing cancer therapies including chemotherapy and radiation. Lindi Skin represents an entirely new niche in dermatology and oncology, providing cancer patients with skin care products that bring a sense of wellness and control as they deal with the side effects of their chemotherapy and radiation treatment, which include widely known conditions of hair loss and nausea, among other side-effects. Lindi Skin helps patients address the lesser known skin side-effects of sores, rashes, burns, flaky skin and loss of skin elasticity that often result.

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

Based solely on the review of Forms 3 and 4 received by our Company during the June 30, 2021 fiscal year, as required under Section 16(a)(2) of the Exchange Act, we do not believe that any Section 16(a) reports were delinquent.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended June 30, 2021 and 2020, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Richard Greenberg (Chief Executive Officer) (2)	2021 2020	-0- -0-	124,000 -0-	174,477 -0-	-0- -0-	298,477 -0-
Alex Wasyl (Chief Executive Officer) (3)	2020	-0-	-0-	-0-	-0-	-0-
Evan Wasoff (Chief Financial Officer	2021 2020	-0- -0-	124,000 -0-	104,686 -0-	-0- -0-	228,686 -0-

(1)	The shares were valued at $0.124 per share, the closing trading price of the Company’s common stock as of the date of issuance.
(2)	The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 152%; risk free interest rate of 0.23%; expected life of 4 years; and expected dividend rate of 0%.
(3)	Mr. Greenberg has served in this capacity since March 31, 2020.
(4)	Mr. Wasyl has served in this capacity from October 26, 2018 to March 31, 2020.

Due to the Company’s limited cash resources, no cash compensation is being paid to the Company’s three officers. On August 19, 2020, the Board of Directors authorized the grant of options to purchase an aggregate of 5,000,000 shares of common stock at a price of $0.08 per share. The options are exercisable for a period of seven years. Two-thirds of the options (3,333,334) vested immediately, as such options represented compensation for services rendered through June 30, 2020. The remaining 1,666,666 options vested quarterly over the next four calendar quarters beginning September 30, 2020, and are now fully vested.

The following table sets forth information with respect to stock awards for the Named Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Richard Greenberg	150,000 100,000 2,500,000	-0- -0- -0-	-0- -0- -0-	0.54 0.655 0.08	7/25/2025 10/26/2025 8/19/2027
Alex Wasyl	-0-	-0-	-0-	—	—
Evan Wasoff	420,000 200,000 1,500,000	-0- -0- -0-	-0- -0- -0-	0.54 0.655 0.08	7/25/2025 10/26/2025 8/19/2027

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None of our executive officers or directors are parties to any employment contracts. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Director Compensation

We currently do not compensate our directors in cash for acting as such. We reimburse our directors for reasonable expenses incurred in connection with their service as directors. We issued Lindy Snider, our sole non-officer director, 250,000 shares as compensation for serving as a director for the fiscal year ended June 30, 2021. The shares were valued at $0.09 per share, the closing trading price of the Company’s common stock as of the date of issuance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of October 12, 2021. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Owned (2)
Kanativa USA Inc. (3)	19,000,000	34.1%
Richard Greenberg, Chief Executive Officer and Director (4)	10,937,004	18.7%
Vyta USA Inc.	5,000,000	9.0%
Evan Wasoff, Chief Financial Officer (5)	4,370,000	7.6%
Alex Wasyl	3,811,500	6.8%
Robert Goldfarb, Chief Operating Officer (6)	2,028,800	3.6%
Lindy Snider, Director (7)	830,000	1.5%
All Officers and Directors (4 persons) (8)	18,165,804	29.4%

(1)	The address of each beneficial owner is 4340 E. Kentucky Avenue, Suite 206, Denver, Colorado 80246.
(2)	Applicable percentage ownership is based on 55,772,196 Shares of Common Stock outstanding as of October 12, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 12, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Kanativa USA, Inc. is a Colorado corporation that is a wholly-owned subsidiary of Kanativa Inc., a Canadian corporation.
(4)	Includes 2,750,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, 1,062,958 shares issuable upon the conversion of a promissory note, and 250,000 shares issuable as of October 1, 2021 for compensation.
(5)	Includes 2,120,000 shares purchasable under immediately exercisable stock options and 250,000 shares issuable as of October 1, 2021 for compensation.
(6)	Includes 1,000,000 shares purchasable under immediately exercisable stock options.
(7)	Includes 100,000 shares purchasable under immediately exercisable stock options.
(8)	Includes 5,970,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, 1,062,958 shares issuable upon the conversion of a promissory note, and 500,000 shares issuable as of October 1, 2021 for compensation.

To the knowledge of the Company, there are no arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Long-Term Incentive Plan (“LTIP”) and Awards

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” under which the board of directors is authorized to grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. As of June 30, 2021, all of the remaining 5,233,333 shares issued (valued at $654,167) have been vested.

2018 Equity Incentive Plan

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2021, 7,995,000 stock options granted under the 2018 Plan are outstanding.

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

On November 24, 2020, the Company entered into financing agreements with two individuals, Mr. Greenberg and a stockholder. Under the agreements, the Company issued unsecured convertible promissory notes due in three years (November 24, 2023) with accrued interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the notes were funded. Mr. Greenberg was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares.

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. At June 30, 2021, accounts payable includes $35,000 for the fair value of the 250,000 shares to be issued to each of the individuals effective July 1, 2021. The Board of Directors also authorized the issuance of 250,00 shares to its independent member. These shares were valued at $22,500 ($0.09 per share), based on the closing trading price of the Company’s common stock as of the date of issuance.

In June 2021 and October 2021, the Company’s Chief Executive Officer advanced $20,000 and $10,000, respectively, to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand.

Our two directors, Richard Greenberg and Lindy Snider, are two of Kanativa’s six-person board of directors. Evan Wasoff, the Company’s Chief Financial Officer, and Richard Greenberg are also officers of Kanativa and serve in similar positions with other subsidiaries and affiliated entities of Kanativa.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the year 2021 and to date.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table is a summary of the fees billed to us by M&K CPAS for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed for Fiscal 2021	Fees Billed for Fiscal 2020

Audit Fees (1)	$16,550	$15,500
Audit-Related Fees (2)	-	-
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$16,550	$15,500

(1)	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

(2)	Includes review of our registration statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to:
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018	Exhibit 2.1 to the registrant’s current report on form 8-K filed October 30, 2018
3.1	Certificate of Incorporation	Exhibit 3.1 to the registrant’s registration statement on Form 10 filed November 14, 2014
3.2	Certificate of Merger	Exhibit 3.1(i) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.3	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1(ii) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.4	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
3.5	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s annual report on Form 10-K filed October 1, 2018
3.6	Bylaws	Exhibit 3.2 to the registrant’s Form 10 registration statement filed November 14, 2014
10.1#	2017 Stock Incentive Plan	Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC	Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.	Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.4#	2018 Equity Incentive Plan	Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed October 1, 2018
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2020
10.7	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg	Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed February 11, 2021
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the registration statement on Form S-1 (File No. 333-225477) filed June 7, 2018
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Nexien BioPharma, Inc. for the fiscal year ended June 30, 2021, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

#	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: October 12, 2021	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Greenberg	Chief Executive Officer (Principal Executive Officer) and Director	October 12, 2021
Richard Greenberg

/s/ Evan Wasoff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 12, 2021
Evan Wasoff

/s/ Lindy Snider	Director	October 12, 2021
Lindy Snider

