Form 10-Q
period 2021-09-30
NEXIEN BIOPHARMA, INC.
filed 2021-11-22
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,772,196 shares as of November 22, 2021.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	September 30, 2021	June 30, 2021
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$3,694	$18,041
Prepaids	3,750	7,500

Total current assets	7,444	25,541

Total Assets	$7,444	$25,541

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$9,028	$6,375
Due to officer	20,000	20,000
Convertible note payable - related party, net of discount of $46,598 at September 30, 2021 and $52,059 at June 30, 2021	18,402	12,941

Total current liabilities	47,430	39,316

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 55,772,196 shares issued and outstanding at September 30, 2021 and June 30, 2021	5,577	5,577
Additional paid in capital	10,476,004	10,476,004
Stock payable	70,500	35,000
Common stock subject to forfeiture	(163,255)	(223,255)
Accumulated deficit	(10,428,812)	(10,307,101)

Total Stockholders’ Equity (Deficit)	(39,986)	(13,775)

Total Liabilities and Stockholders’ (Deficit)	$7,444	$25,541

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020

Revenue	$-	$-

Operating expenses
Professional fees	6,040	15,590
General and administrative	108,899	1,045,699
Total operating expenses	114,939	1,061,289

Other income (expense)
Interest expense - related	(1,311)	(128)
Amortization of discount on convertible notes	(5,461)	-
Total other income (expense)	(6,772)	(128)

Net loss	$(121,711)	$(1,061,417)

Loss per share - basic and diluted	$(0.002)	$(0.02)

Weighted average shares outstanding - basic and diluted	55,772,196	54,951,723

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ (Deficit)

Balance, June 30, 2021	55,772,196	$5,577	$10,476,004	$35,000	$(223,255)	$(10,307,101)	$(13,775)

Amortization of CRx shares	-	-	-	-	60,000	-	60,000

Common stock issuable to officers	-	-	-	35,500	-	-	35,500
Net loss	-	-	-	-	-	(121,711)	(121,711)

Balance, September 30, 2021	55,772,196	$5,577	$10,476,004	$70,500	$(163,255)	$(10,428,812)	$(39,986)

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$-	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	-	25,161
Amortization of CRx shares	-	-	-	-	786,997	-	786,997
Fair value of options granted	-	-	248,144	-	-	-	248,144
Net loss	-	-	-	-	-	(1,061,417)	(1,061,417)

Balance, September 30, 2020	55,781,196	$5,578	$11,856,284	$-	$(2,360,766)	$(9,508,576)	$(7,480)

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020

Cash flows from operating activities
Net loss	$(121,711)	$(1,061,417)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	248,144
Fair value of shares issued for CRx Acquisition	60,000	786,997
Stock issuable to officers	35,500	-
Discount on convertible debt	5,461	-
Changes in assets and liabilities
Decrease in prepaids	3,750	3,000
Increase in accounts payable and accrued expenses	2,653	7,692
Cash used in operating activities	(14,347)	(15,584)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable - related	-	13,000
Cash provided by financing activities	-	13,000

Net increase in cash and cash equivalents	(14,347)	(2,584)
Cash and cash equivalents, beginning of period	18,041	10,786
Cash and cash equivalents, end of period	$3,694	$8,202

Supplemental disclosure of non-cash investing and financing activities

Shares issued for conversion of related party note and interest	$-	$25,161

See accompanying notes to these consolidated financial statements.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,428,812. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At September 30, 2021, the Company had negative working capital $39,986. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2021 and June 30, 2021.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2021 and June 30, 2021, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2021 and June 30, 2021, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at September 30, 2021 and June 30, 2021, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2021 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – License Agreements

Accu-Break License Agreement

On February 28, 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications from Accu-Break Pharmaceuticals Inc (Accu-Break), whose President was an affiliate of the Company as of the date of the agreement. Upon execution of the agreement, as amended September 18, 2018, $35,000 was paid to the licensor; an additional $30,000 was paid in cash during the year ended June 30, 2019; and a final payment of $35,000 was paid in common stock of the Company during the year ended June 30, 2020. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement.

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

Note 6– Stockholders’ Equity

Common stock

During the three months ended September 30, 2021, the Company issued no shares of its common stock.

During the three months ended September 30, 2020, the Company issued 1,797,192 shares of its common stock, at the contractual conversion price $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161. No gain or loss was recognized on conversion as the conversion was made under the terms of the note agreement.

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. At September 30, 2021, the Company has included as a component of Stockholders’ Equity the fair value of the shares to be issued for the quarters ended September 30, 2021 and June 30, 2021 in the amounts of $35,500 and $35,000, respectively.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6- Stockholders’ Equity (continued)

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

As at September 30, 2021 an aggregate $4,940,904 was charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares. For the three months ended September 30, 2021 and 2020, $60,000 and $786,997, respectively, has been charged to operations for the amortization of unvested CRX shares during each of the periods.

2017 Stock Incentive Plan

On August 10, 2017, the Company adopted the “2017 Stock Incentive Plan” and granted an aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share). In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. All 5,233,333 shares issued (valued at $654,167) have been vested.

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

In August 2018, the Board of Directors granted options to purchase a total of 150,000 shares of Common Stock, exercisable for a period of seven years, to two individuals, (i) a director and (ii) a consultant of the Company, at an exercise price of $0.38 per share. All options granted have been fully vested.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6-Stockholders’ Equity (continued)

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

(iii) On August 19, 2020, the Board of Directors authorized the issuance of an aggregate 5,000,000 options to three officers of the Company, exercisable at $0.08 per share for a seven-year period from the date of grant. As of the date of grant, 3,333,334 options were fully vested and the balance of 1,666,666 options vested quarterly over the next four calendar quarters beginning September 30, 2020.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.23%
Average expected life (in years)	4.0
Volatility	152%

The fair value of the vested options granted of $315,350 was charged to operations during the year ended June 30, 2021.

A summary of option activity during the three months ended September 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2021	7,995,000	$0.26	4.5
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable -September 30, 2021	7,995,000	$0.26	4.5

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity (continued)

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of convertible notes.

The following table summarizes information about warrants outstanding at September 30, 2021:

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

Note 7 – Convertible Notes Payable

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

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $65,000 for the expense portion of the notes is being amortized over the term of the notes. As the warrants exceeded the value of the notes themselves, the discount is the entire amount of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the three months ended September 30, 2021, $5,461 was charged to operations for amortization during the period of the Beneficial Conversion Feature.

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

In May 2021, the Company’s Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. At September 30, 2021, the Company has recorded as a component of stockholders’ equity the $35,500 fair value of the aggregate 500,000 shares to be issued October 1, 2021 for the quarter ended September 30, 2021.

The members of the Company’s Board of Directors, its Chief Executive Office and its Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 9- Commitments and Contingencies

At September 30, 2021, there were no legal proceedings against the Company.

Note 10 – Subsequent Events

Subsequent to September 30, 2021, the Company’s Chief Executive Officer advanced an aggregate $15,000 to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand.

The Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three months ended September 30, 2021 and 2020. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2021 and 2020.

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

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development programs. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. We estimate that we will need to raise at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current calendar year.

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to September 30, 2021, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company has had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended September 30, 2021 as compared to September 30, 2020

Net loss for the three months ended September 30, 2021 was $121,711 a decrease of $939,706 from the three months ended September 30, 2020 net loss of $1,061,417.

The Company has limited financial resources and substantially all available funds are being utilized for maintaining corporate operations as a public company.

General and administrative costs of $108,899 incurred for the three months ended September 30, 2021 includes non-cash charges of $60,000 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC and $35,500 as the value of non-cash stock-based compensation costs for common shares issued to officers. In comparison, general and administrative costs of $1,045,699 incurred during the three months ended September 30, 2020 includes non-cash charges of $1,035,141 comprised of $786,997 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $248,144 for the fair value of stock options granted during the quarter. During the three months ended September 30, 2020, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share.

Professional fees of $6,040 for the three months ended September 30, 2021 decreased by $9,550 from the $15,590 of costs incurred for the three months ended September 30, 2020. Fees for both the 2021 and 2020 periods consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings.

There were no research and development costs incurred for the three-month periods ended September 30, 2021 and 2020, due to the Company’s limited financial resources and availability of research personnel.

Liquidity and Capital Resources

At September 30, 2021, we had a working capital deficit of $39,986 and cash of $3,694, as compared to a working capital deficit of $13,775 and cash of $18,041 at June 30, 2021. The decrease in both working capital and cash was due primarily to available funds being utilized for maintaining corporate operations as a public company. We used $14,347 of cash for operating activities, and had no funds from financings during the three months ended September 30, 2021.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through September 30, 2021, there can be no assurance that we will continue to be successful in raising equity capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will need to raise at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current calendar year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and we may be expected to require a minimum of $50,000 in capital during the remainder of the current calendar year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

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

Off-Balance Sheet Arrangements

At September 30, 2021 and June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of September 30, 2021 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 10-K as filed with the SEC on October 12, 2021, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (5)
10.7	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended September 30, 2021, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020
(6)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: November 22, 2021	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

