Form 10-Q
period 2021-12-31
NEXIEN BIOPHARMA, INC.
filed 2022-02-08
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,022,196 shares as of February 4, 2022.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	December 31, 2021	June 30, 2021
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$2,942	$18,041
Prepaids	-	7,500

Total current assets	2,942	25,541

Total Assets	$2,942	$25,541

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$6,563	$6,375
Due to officer	35,000	20,000
Convertible notes payable - related party, net of discount of $41,196 at December 31, 2021 and $52,059 at June 30, 2021	23,804	12,941

Total current liabilities	65,367	39,316

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 56,772,196 shares and 55,772,196 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	5,677	5,577
Additional paid in capital	10,545,904	10,476,004
Stock payable	35,000	35,000
Common stock subject to forfeiture	-	(223,255)
Accumulated deficit	(10,649,006)	(10,307,101)

Total Stockholders’ (Deficit)	(62,425)	(13,775)

Total Liabilities and Stockholders’ (Deficit)	$2,942	$25,541

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	11,440	7,400	17,480	22,990
General and administrative	202,056	818,798	310,955	1,864,500

Total operating expenses	213,496	826,198	328,435	1,887,490

Other income (expense)
Interest expense - related	(1,296)	(527)	(2,607)	(655)
Amortization of discount on convertible notes	(5,402)	(1,306)	(10,863)	(1,306)

Total other income (expense)	(6,698)	(1,833)	(13,470)	(1,961)

Net loss	$(220,194)	$(828,031)	$(341,905)	$(1,889,451)

Loss per share - basic and diluted	$(0.004)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	56,211,756	55,784,493	55,990,775	55,370,365

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Common Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2021	55,772,196	$5,577	$10,476,004	$35,000	$(223,255)	$(10,307,101)	$(13,775)

Amortization of CRx shares	-	-	-	-	223,255	-	223,255
Common stock issuable to officers	-	-	-	70,000	-	-	70,000
Common stock issued to officers	1,000,000	100	69,900	(70,000)	-	-	-
Net loss	-	-	-	-	-	(341,905)	(341,905)

Balance, December 31, 2021	56,772,196	$5,677	$10,545,904	$35,000	$-	$(10,649,006)	$(62,425)

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$-	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party
note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	-	24,981
Issuance of stock for accounts payable at $0.09 per share	150,000	15	13,485	-	-	-	13,485
Amortization of CRx shares	-	-	-	-	1,308,049	-	1,308,049
Fair value of options granted	-	-	282,116	-	-	-	282,116
Fair value of warrants issued	-	-	252,104	-	-	-	252,104
Discount on convertible debt	-	-	38,638	-	-	-	38,638
Net loss	-	-	-	-	-	(1,889,451)	(1,889,451)

Balance, December 31, 2020	55,931,196	$5,593	$12,194,483	$-	$(1,839,714)	$(10,336,610)	$23,557

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2021 and 2020

(Unaudited)

	2021	2020

Cash flows from operating activities
Net loss	$(341,905)	$(1,889,451)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	534,220
Fair value of shares issued for CRx Acquisition	223,255	1,308,049
Stock issued for services and license fee	-	13,500
Stock issued/issuable to officers	70,000	-
Discount on convertible debt	10,863	1,306
Changes is assets and liabilities
Decrease in prepaids	7,500	6,000
Increase (decrease) in accounts payable and accrued expenses	188	(14,276)
Cash used in operating activities	(30,099)	(40,652)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable - related	-	78,000
Advance from officer	15,000	-
Cash provided by financing activities	15,000	78,000

Net increase in cash and cash equivalents	(15,099)	37,348
Cash and cash equivalents, beginning of period	18,041	10,786
Cash and cash equivalents, end of period	$2,942	$48,134

Supplemental disclosure of non-cash investing and financing activities

Shares issued for conversion of related party note and interest	$-	$25,161
Shares issued for settlement of accounts payable	$-	$13,500

See accompanying notes to these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nexien BioPharma, Inc. (the “Company” or “Nexien”) was incorporated in the State of Michigan on November 10, 1952 as Gantos, Inc., and was reincorporated in the State of Delaware in 2008, changing its name to Kinder Holding Corp. In October 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”), incorporated on March 27, 2017, through an exchange of shares (the “Share Exchange Transaction”) and changed its name to Intiva BioPharma Inc. In September 2018, the Company changed its name to Nexien BioPharma, Inc.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,649,006. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At December 31, 2021, the Company had negative working capital $62,425. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company has a funding commitment which will enable it to continue its research operations for approximately the next twelve months (See Note 10). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at December 31, 2021 and June 30, 2021.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2021 and June 30, 2021, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended December 31, 2021 and June 30, 2021, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at December 31, 2021 and June 30, 2021, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2021 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Note 5 – License Agreements (continued)

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

Note 6– Stockholders’ Equity

Common stock

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. At December 31, 2021, the Company has included as a component of Stockholders’ Equity the $35,000 fair value of the aggregate 500,000 shares issued January 1, 2022 for the quarter ended December 31, 2021. During the six months ended December 31, 2021, the Company issued, pursuant to the agreement, an aggregate 1,000,000 shares, valued at $70,000, for the quarters ended September 30, 2021 and June 30, 2021.

During the six months ended December 31, 2020, the Company issued shares of its common stock as follows:

●	1,797,192 shares, at $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161. No gain or loss was recognized on conversion as the conversion was made under the terms of the note agreement.

●	150,000 shares valued at $13,500, $0.09 per share, as consideration for consulting services.

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

As at December 31, 2021, all shares issued were fully vested and an aggregate $5,104,159 was charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares. For the six months ended December 31, 2021 and 2020, $223,255,000 and $1,308,049, respectively, has been charged to operations for the amortization of unvested CRX shares during each of the periods.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.23%
Average expected life (in years)	4.0
Volatility	152%

The fair value of the vested options granted of $315,350 was charged to operations during the year ended June 30, 2021.

A summary of option activity during the six months ended December 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2021	7,995,000	$0.26	4.5
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable -December 31, 2021	7,995,000	$0.26	4.2

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Stockholders’ Equity (continued)

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of convertible notes.

The following table summarizes information about warrants outstanding at December 31, 2021:

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

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $65,000 for the expense portion of the notes is being amortized over the term of the notes. As the warrants exceeded the value of the notes themselves, the discount is the entire amount of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the six months ended December 31, 2021, $10,863 was charged to operations for amortization during the period of the Beneficial Conversion Feature.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Related Party Transactions (continued)

In May 2021, the Company’s Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. At December 31, 2021, the Company has recorded as a component of stockholders’ equity the $35,000 fair value of the aggregate 500,000 shares issued January 1, 2022 for the quarter ended December 31, 2021.

During the three months ended December 31, 2021, the Company’s Chief Executive Officer advanced an aggregate $15,000 to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand.

The members of the Company’s Board of Directors, its Chief Executive Office and its Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 9- Commitments and Contingencies

At December 31, 2021, there were no legal proceedings against the Company.

Note 10 – Subsequent Events

Note Purchase Agreement

On January 18, 2022, the Company entered into a note purchase agreement with Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”), pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note in the principal amount of $170,454 (the “Note”) for a $150,000 investment, which included an original issuance discount of 12%. In connection with the Note issuance, Quick Capital was also issued 500,000 restricted shares of the Company’s common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share (the “Warrant Shares”). The Company received the $146,750 net proceeds from the note, after Quick Capital’s legal fees of $3,250.

Quick Capital is entitled to a cash payment of $20,000 as liquidated damages for any failure to include all shares issuable upon the conversion of the Note (the “Conversion Shares”) and the Warrant Shares on any registration statement filed with the Securities and Exchange Commission. For twelve months following the issuance of the Quick Note, Quick Capital will have the right of first refusal to participate in future financings proposed to the Company by bonafide third parties on the same terms as such third parties and participation rights to purchase up to $1,000,000 of securities in other offerings, subject to certain exceptions.

The Note is convertible into shares of common stock at a conversion price of $0.035 per share. The Note may be prepaid at any time within the first six months at 130% of face value. Thereafter, the Note can only be prepaid at Quick Capital’s discretion.

If an event of default (as described in the Note) occurs, the Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Note plus any interest or amounts owing to Quick Capital.

The Note may not be converted and the Warrant may not be exercised if after giving effect to such conversion or exercise, as the case may be, Quick Capital and its affiliates would beneficially own more than 9.99% of the outstanding common stock of the Company.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Subsequent Events (continued)

On or after May 7, 2022 and upon the mutual agreement of the Company and Quick Capital, Quick Capital may purchase additional note(s) in an aggregate amount not to exceed $350,000 on similar terms.

In connection with this transaction, the Company issued, as a consulting fee, a one-year warrant to purchase 2,250,000 restricted shares of the Company’s common stock at an exercise price of $0.001 per share to One Eyed Jack Enterprises LLC. The warrant was exercised on January 25, 2022.

In January 2022, the Company issued an aggregate 500,000 shares of common stock as compensation to two officers, pursuant to Board of Directors authorization, for quarterly services rendered through December 31, 2021.

Advance from Officer

Subsequent to December 31, 2021, the Company’s Chief Executive Officer advanced an additional $10,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

The Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the six months ended December 31, 2021 and 2020. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2021 and 2020.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to December 31, 2021, and the receipt of $146,750, net of financing costs, from a debt issuance in January 2022, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital. In January 2022 the Company received a funding commitment from a third-party lender and will be recommencing research and development activities on its myotonic dystrophy project. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended December 31, 2021 as compared to December 31, 2020

Net loss for the three months ended December 31, 2021 was $220,194, a decrease of $607,837 from the net loss of $828,031 for the three months ended December 31, 2020.

General and administrative costs of $202,056 incurred for the three months ended December 31, 2021 includes non-cash charges of $163,255 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC and $35,000 as the value of non-cash stock-based compensation costs for common shares issued to officers. In comparison, general and administrative costs for the three months ended December 31, 2020 include a non-cash charge of $521,051 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $33,972 for the fair value of options granted and $252,104 for the fair value of warrants issued in conjunction with convertible debt financing during the 2020 period. General and administrative expenses, exclusive of non-cash stock-based compensation costs, were consistent during the 2021 and 2020 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the three months ended December 31, 2021 and 2020, the Company incurred $6,698 and $1,833, respectively, for interest and amortization of discount related to the convertible debt financings.

There were no research and development costs for the periods ended December 31, 2021 and 2020 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $11,440 for the three months ended December 31, 2021 increased by $4,040 from $7,400 for the period ended December 31, 2020. Fees for the 2021 and 2020 periods consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory filings.

Results of Operations for the six months ended December 31, 2021 as compared to December 31, 2020

Net loss for the six months ended December 31, 2021 was $341,905, a decrease of $1,547,546 from the net loss of $1,889,451 for the six months ended December 31, 2020.

During the six months ended December 31, 2021, the Company had limited financial resources and substantially all available funds were utilized for maintaining corporate operations as a public company. In January 2022, the Company completed a debt financing agreement resulting in the receipt of $146,750. These funds will be utilized for maintaining corporate operations and continuance of the Company’s research for myotonic dystrophy and myotonia.

General and administrative costs of $310,955 incurred for the six months ended December 31, 2021 includes non-cash charges of $223,255 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC and $70,000 as the value of non-cash stock-based compensation costs for common shares issued to officers. In comparison, general and administrative costs for the six months ended December 31, 2020 include a non-cash charge of $1,308,049 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC, as well as non-cash stock-based compensation costs for the period of $282,116 for the fair value of options granted and $252,104 for the fair value of warrants issued in conjunction with convertible debt financing during the 2020 period. General and administrative expenses, exclusive of non-cash stock-based compensation costs, were consistent during the 2021 and 2020 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the six months ended December 31, 2021 and 2020, the Company incurred $13,470 and $1,961, respectively, for interest and amortization of discount related to the convertible debt financings.

During the six months ended December 31, 2020, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share. No additional options have been granted through December 31, 2021.

Professional fees of $17,480 for the six months ended December 31, 2021 decreased by $5,510 from $22,990 for the six months ended December 31, 2020. Fees for both the 2021 and 2020 periods consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings.

There were no research and development costs for the periods ended December 31, 2021 and 2020 due to the Company’s limited financial resources and availability of research personnel.

During the six months ended December 31, 2021, the Company issued 500,000 shares of common stock to each of two officers for services rendered to the Company.

Liquidity and Capital Resources

At December 31, 2021, we had a working capital deficit of $62,425 and cash of $2,942, as compared to a working capital deficit of $13,775 and cash of $18,041 at June 30, 2021. The decrease in both working capital and cash was due primarily to available funds being utilized for maintaining corporate operations as a public company. We used $30,099 of cash for operating activities, and received a $15,000 advance from one of our officers during the six months ended December 31, 2021.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through December 31, 2021, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will continue to be successful in raising additional funds through equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will require at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current calendar year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and $146,750 in debt financings, and we may be expected to require a minimum of $50,000 in capital during the remainder of the current calendar year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

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

Off-Balance Sheet Arrangements

At December 31, 2021 and June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of December 31, 2021 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of December 31, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2021 we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
December 2021	Richard Greenberg	500,000 shares of Common Stock	Compensation

December 2021	Evan Wasoff	500,000 shares of Common Stock	Compensation

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Licensing Agreement between the Company and Kotzker Consulting LLC (3)
10.3	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.4	2018 Equity Incentive Plan (4)
10.5	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
10.6	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (5)
10.7	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg (6)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the six-month and quarterly periods ended December 31, 2021, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 11, 2021.
(7)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: February 8, 2022	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

