Form 10-Q
period 2022-03-31
NEXIEN BIOPHARMA, INC.
filed 2022-05-12
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,522,196 shares as of May 12, 2022.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$140,217	$18,041
Prepaids	3,810	7,500

Total current assets	144,027	25,541

Total Assets	$144,027	$25,541

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$13,104	$6,375
Due to officer	45,000	20,000
Convertible notes payable - related party, net of discount of $35,854 at March 31, 2022 and $52,059 at June 30, 2021	29,146	12,941
Convertible note payable - net of discount of $50,417	120,037	-

Total current liabilities	207,287	39,316

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 60,022,196 shares and 55,772,196 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	6,002	5,577
Additional paid in capital	10,732,195	10,476,004
Stock payable	35,000	35,000
Common stock subject to forfeiture	-	(223,255)
Accumulated deficit	(10,836,457)	(10,307,101)

Total Stockholders’ (Deficit)	(63,260)	(13,775)

Total Liabilities and Stockholders’ (Deficit)	$144,027	$25,541

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	11,290	9,160	28,770	32,150
General and administrative	153,113	(227,873)	464,068	1,636,630

Total operating expenses	164,403	(218,713)	492,838	1,668,780

Other expense
Interest expense	9,352	1,282	11,959	1,937
Amortization of discount on convertible notes	13,696	6,233	24,559	7,539

Total other expense.	23,048	7,515	36,518	9,476

Net (loss) income	$(187,451)	$211,198	$(529,356)	$(1,678,256)

(Loss) income per share - basic and diluted	$(0.003)	$-	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	59,080,529	55,227,443	57,009,375	55,325,826

See accompanying notes to consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Common Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2021	55,772,196	$5,577	$10,476,004	$35,000	$(223,255)	$(10,307,101)	$(13,775)

Amortization of CRx shares	-	-	-	-	223,255	-	223,255
Common stock issuable to officers	-	-	-	105,000	-	-	105,000
Common stock issued to officers	1,500,000	150	104,850	(105,000)	-	-	-
Warrant issued for consulting services			110,264	-	-	-	110,264
Exercise of warrant issued for consulting services	2,250,000	225	2,025	-	-	-	2,250
Common stock issued for convertible debt finaning	500,000	50	26,450	-	-	-	26,500
Warrant issued for convertible debt	-	-	12,602	-	-	-	12,602
Net (loss)	-	-	-	-	-	(529,356)	(529,356)

Balance, March 31, 2022	60,022,196	$6,002	$10,732,195	$35,000	$-	$(10,836,457)	$(63,260)

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$-	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	-	25,161
Issuance of stock for accounts payable at $0.09 per share	150,000	15	13,485	-	-	-	13,500
Amortization of CRx shares	-	-	-	-	1,034,319	-	1,034,319
Fair value of options granted	-	-	315,350	-	-	-	315,350
Fair value of warrants issued	-	-	252,104	-	-	-	252,104
Discount on convertible debt	-	-	65,000	-	-	-	65,000
Cancellation of unvested CRx shares	(2,409,000)	(241)	(1,830,599)	-	1,830,840	-	-
Net (loss)	-	-	-	-	-	(1,678,256)	(1,678,256)

Balance, March 31, 2021	53,522,196	$5,352	$10,423,480	$-	$(282,604)	$(10,125,415)	$20,813

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Cash flows from operating activities
Net loss	$(529,356)	$(1,678,256)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	567,454
Fair value of shares issued for CRx Acquisition	223,255	1,034,319
Fair value of warrants issued	110,264	-
Stock issued for services and license fee	-	13,500
Stock issued/issuable to officers	105,000	-
Amortization of discount on convertible debt-related	16,205	7,539
Amortization of discount on convertible debt	12,389	-
Changes is assets and liabilities	-	-
Decrease in prepaids	3,690	9,000
Increase (decrease) in accounts payable and accrued expenses	6,729	(11,781)
Cash used in operating activities	(51,824)	(58,225)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable - related	-	78,000
Cash proceeds from convertible note payable	146,750	-
Cash proceeds fron exercise of warrants	2,250	-
Advance from officer	25,000	-
Cash provided by financing activities	174,000	78,000

Net increase in cash and cash equivalents	122,176	19,775
Cash and cash equivalents, beginning of period	18,041	10,786
Cash and cash equivalents, end of period	$140,217	$30,561

Supplemental disclosure of non-cash investing and financing activities

Shares issued for conversion of related party note and interest	$-	$25,161
Shares issued for settlement of accounts payable	$-	$13,500

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,836,457. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At March 31, 2022, the Company had negative working capital $63,260. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company has a funding commitment which will enable it to continue its research operations for approximately the next twelve months. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2022 and June 30, 2021.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2022 and June 30, 2021, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2022 and June 30, 2021, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at March 31, 2022 and June 30, 2021, no assets or liabilities were required to be measured at fair value on a recurring basis.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from Generally Accepted Accounting Principles (“GAAP”) separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company did not have any applicable convertible debt as of the beginning of its fiscal year on July 1, 2021, and has elected to adopt the guidance under ASU 2020-06 for the quarter ended March 31, 2022. The adoption of this guidance and had no material impact on the Company’s financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company had previously estimated that it may not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement, and recognized an impairment of $65,000 for the license at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under the AccuBreak license agreement.

Note 6– Stockholders’ Equity

Common stock

In January 2022, the Company issued 2,250,000 shares of its common stock at a price of $0.001 per share, pursuant to the exercise of a warrant granted to an unrelated party. The Company received cash proceeds of $2,250.

In connection with the issuance of a convertible note with Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) (See Note 7), the Company issued 500,000 restricted shares of common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share (the “Warrant Shares”). The shares issued were valued at $0.053 per share, the closing price of the Company’s common stock as of the date of issuance.

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. At March 31, 2022, the Company has included as a component of Stockholders’ Equity the $35,000 fair value of the aggregate 500,000 shares issued in April 2022 for the quarter ended March 31, 2022. During the nine months ended March 31, 2022, the Company issued, pursuant to the agreement, an aggregate 1,500,000 shares, valued at $105,000.

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

As at March 31, 2022, all shares issued were fully vested and an aggregate $5,104,159 was charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares. For the nine months ended March 31, 2022 and 2021, $223,255 and $1,034,319, respectively, has been charged to operations for the amortization of unvested CRX shares during each of the periods.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders’ Equity (continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6-Stockholders’ Equity (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.23%
Average expected life (in years)	4.0
Volatility	152%

The fair value of the vested options granted of $315,350 was charged to operations during the year ended June 30, 2021.

A summary of option activity during the nine months ended March 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2021	7,995,000	$0.26	4.5
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable -March 31, 2022	7,995,000	$0.26	4.0

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of convertible notes.

The following table summarizes information about warrants outstanding at March 31, 2022:

	Number	Exercise Price	Expires
Class A	1,727,299	$0.040265	November 24, 2025
Class B	1,727,299	$0.043276	November 24, 2025
Class C	1,727,299	$0.045157	November 24, 2025

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Stockholders’ Equity (continued)

In January 2022, the Company granted a warrant for financial consulting services to an unrelated party for the purchase of 2,250,000 shares of common stock at $0.001 per share, exercisable for a period of one year. The fair value of the warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.58%
Average expected life (in years)	1.0
Volatility	108%

The relative fair value of the warrants granted of $110,264 was charged to operations at the date of grant.

In connection with the issuance of a convertible note with Quick Capital (See Note 7) in January 2022, the Company issued a three-year warrant to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share.

The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	1.35%
Average expected life (in years)	3.0
Volatility	138%

The relative fair value of the warrants granted of $12,062 is being amortized over the term of the underlying note.

Note 7 – Convertible Notes Payable

Convertible note purchase agreement

On January 18, 2022, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note in the principal amount of $170,454 (the “Note”) for a $150,000 investment, which included an original issuance discount of 12%. In connection with the Note issuance, Quick Capital was also issued 500,000 restricted shares of the Company’s common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share). The Company received the $146,750 net proceeds from the note, after Quick Capital’s legal fees of $3,250.

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

(Unaudited)

Note 7 – Convertible Notes Payable (continued)

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

The Company has recorded the original issue discount, legal fees, financing shares and warrants of the notes, aggregating $62,806 as a discount to the note. The fair value for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the initial period of the note ended March 31, 2022, $12,389 was charged to operations for amortization of the recorded discount.

Convertible notes payable - related

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

The Company has recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $65,000 for the expense portion of the notes is being amortized over the term of the notes. As the warrants exceeded the value of the notes themselves, the discount is the entire amount of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the nine months ended March 31, 2022, $16,205 was charged to operations for amortization during the period of the Beneficial Conversion Feature.

Note 8 – Related Party Transactions

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc. Kanativa USA was issued 24,000,000 shares of BioPharma’s common stock as consideration for its contribution of 100% of the ownership of NexN, and costs and expenses incurred on behalf of BioPharma and NexN in the amount of $201,228.

In May 2021, the Company’s Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. At March 31, 2022, the Company has recorded as a component of stockholders’ equity the $35,000 fair value of the aggregate 500,000 shares issued April 2022 for the quarter ended March 31, 2022.

During the nine months ended March 31, 2022, the Company’s Chief Executive Officer advanced an aggregate $25,000 to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand.

The members of the Company’s Board of Directors, its Chief Executive Office and its Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

Note 9 - Commitments and Contingencies

At March 31, 2022 there were no legal proceedings against the Company.

Note 10 – Subsequent Events

In April 2022, the Company issued an aggregate 500,000 shares of common stock as compensation to two officers, pursuant to Board of Directors authorization, for quarterly services rendered through March 31, 2022.

The Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the nine months ended March 31, 2022 and 2021. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2021 and 2020.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to March 31, 2022, and the receipt of $146,750, net of financing costs, from a debt issuance in January 2022, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital. In January 2022 the Company received a funding commitment from a third-party lender and will be recommencing research and development activities on its myotonic dystrophy project. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended March 31, 2022 as compared to March 31, 2021

Net loss for the three months ended March 31, 2022 was $187,451, an increase in loss of $398,649 from the net income of $211,198 reported for the three months ended March 31, 2021.

General and administrative costs of $153,113 incurred for the three months ended March 31, 2022 includes non-cash charges of $110,264 for the fair value of the warrants granted to an unrelated party for consulting services and $35,000 as the value of non-cash stock-based compensation costs for common shares issued to officers.

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

General and administrative expenses, exclusive of non-cash compensation costs, were consistent during the 2022 and 2021 periods, and consisted predominately of costs and expenses associated with the Company’s maintaining its public company status.

During the three months ended March 31, 2022 and 2021, the Company incurred $13,696 and $6,233, respectively, for amortization of discount related to the convertible debt financings. Interest expense, all related to convertible debt financings, for the 2022 and 2021 periods was $9,352 and $1,282, respectively. The increase in interest expense for 2022 is attributable to the convertible debt financing of January 2022.

There were no research and development costs for the periods ended March 31, 2022 and 2021 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $11,290 for the three months ended March 31, 2022 increased by $2,130 from $9,160 for the period ended March 31, 2021. Fees for the 2022 and 2021 periods consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory filings.

Results of Operations for the nine months ended March 31, 2022 as compared to March 31, 2021

Net loss for the nine months ended March 31, 2022 was $529,356, a decrease of $1,148,900 from the net loss of $1,678,256 for the nine months ended March 31, 2021.

During the nine months ended March 31, 2022, the Company had limited financial resources and substantially all available funds were utilized for maintaining corporate operations as a public company. In January 2022, the Company completed a debt financing agreement resulting in the receipt of $146,750. These funds will be utilized for maintaining corporate operations and continuance of the Company’s research for myotonic dystrophy and myotonia.

General and administrative costs of $464,068 incurred for the nine months ended March 31, 2022 includes non-cash charges of $110,264 for the fair value of the warrants granted to an unrelated party for consulting services, $223,255 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC and $105,000 as the value of non-cash stock-based compensation costs for common shares issued to its officers.

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

General and administrative expenses, exclusive of non-cash compensation costs, were consistent during the 2022 and 2021 periods, consisting predominately of costs and expenses associated the Company’s maintaining its public company status.

During the nine months ended March 31, 2022 and 2021, the Company incurred $24,559 and $7,539, respectively, for amortization of discount related to the convertible debt financings. Interest expense, all related to convertible debt financings, for the 2022 and 2021 periods was $11,959 and $1,937, respectively. The increase in interest expense for 2022 is attributable to the convertible debt financing of January 2022.

During the nine months ended March 31, 2021, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share. No additional options have been granted through March 31, 2022.

Professional fees of $28,770 for the nine months ended March 31, 2022 decreased by $3,380 from $32,150 for the nine months ended March 31, 2021. Fees for both the 2022 and 2021 periods consisted of legal fees for securities related matters and fees for annual audit and other required regulatory filings.

There were no research and development costs for the periods ended March 31, 2022 and 2021 due to the Company’s limited financial resources and availability of research personnel.

During the nine months ended March 31, 2022, the Company issued 750,000 shares of common stock to each of two officers for services rendered to the Company.

Liquidity and Capital Resources

At March 31, 2022, we had a working capital deficit of $63,260 and cash of $140,217, as compared to a working capital deficit of $13,775 and cash of $18,041 at June 30, 2021. The increase in both working capital and cash was due primarily to additional funding from a convertible debt financing received in January 2022. Substantially all available funds were being utilized solely for maintaining corporate operations as a public company. We used $51,824 of cash for operating activities, and received a $25,000 advance from one of our officers during the nine months ended March 31, 2022.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through March 31, 2022, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will continue to be successful in raising additional funds through equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will require at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current calendar year.

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

Off-Balance Sheet Arrangements

At March 31, 2022 and June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of March 31, 2022 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2022, we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
January 2022	Richard Greenberg	250,000 shares of Common Stock	Compensation

January 2022	Evan Wasoff	250,000 shares of Common Stock	Compensation

January 2022	One Eyed Jacks LLC	2,250,000 shares of Common Stock	Consulting fees

January 2022	Quick Capital Ltd	500,000 shares of Common Stock and warrant to purchase 347,512 shares of Common Stock	Financing fees

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
2.1	Limited Liability Company Interest Purchase Agreement by and among the Members of CRX Bio Holdings LLC and Nexien BioPharma, Inc. dated October 26, 2018 (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Merger (2)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Certificate of Amendment to Certificate of Incorporation (3)
3.5	Certificate of Amendment to Certificate of Incorporation (4)
3.6	Bylaws (2)
10.1	2017 Stock Incentive Plan (3)
10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (3)
10.3	2018 Equity Incentive Plan (4)
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (4)
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (5)
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg (6)
10.7	Note Purchase Agreement dated January 18, 2022 between and Company and Quick Capital, LLC (7)
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC (7)
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC (7)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the nine-month and quarterly periods ended March 31, 2022, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the Current Report on Form 8-K filed October 30, 2018.
(2)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(5)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020.
(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 11, 2021.
(7)	Filed as an exhibit to the Current Report on Form 8-K filed January 21, 2022.
(8)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: May 12, 2022	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

