Form 10-K
period 2022-06-30
NEXIEN BIOPHARMA, INC.
filed 2022-09-28
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,702,974 as of December 31, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 61,272,196 shares as of September 26, 2022.

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

SIGNATURES	41

PART I

ITEM 1.	BUSINESS.

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

Our Drug Development Activities

Due to the significant amount of financing needed to develop and commercialize a new drug and the Company’s limited resources, it is focusing its efforts on advancing formulations that have the potential to significantly improve the treatment of myotonic dystrophy.

Myotonic Dystrophy

Myotonic dystrophy (“DM”) is part of a group of genetic disorders called muscular dystrophies and is the most common form of muscular dystrophy that begins in adulthood. DM is characterized by progressive muscle wasting and weakness. People with this disorder often have prolonged muscle contractions (myotonia) and are not able to relax certain muscles after use. Also, affected people may have slurred speech or temporary locking of their jaw. Signs and symptoms overlap between DM Type 1 (“DM1”) and Type 2 (“DM2”), although DM2 tends to be milder than DM1. The muscle weakness associated with DM1 particularly affects the lower legs, hands, neck and face, while muscle weakness in DM2 primarily involves the muscles of the neck, shoulders, elbows, and hips. The two types of DM are caused by mutations in different genes.

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

The license granted to the Company shall continue on a country-by-country basis and licensed product by licensed product basis so long as the manufacture, use, sale, import or offer for sale of such licensed product infringes a valid claim of any of Accu-Break’s licensed technology. Upon such expiration, the license, with respect to such country and such licensed product, will be automatically converted to a fully paid-up royalty-free perpetual license.

The license may be terminated by Accu-Break only for the Company’s default under the Agreement, which default shall not have been corrected within 60 days of having received notice of such default.

Due to the Company’s limited financial and personnel resources, the Company estimated that it would not be able to recover the $65,000 of costs capitalized under the Accu-Break License Agreement and recognized an impairment of $65,000 at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under both of these license agreements.

Patents, Intellectual Property and Proprietary Rights

The Company’s patent application for Method and Compositions for Treating Dystrophies and Myotonia was granted on July 7, 2020 by the U.S. Patent and Trademark Office.

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

We are aware of a number of companies that are engaged in cannabinoid-based drug development. In addition, several other U.S.-based companies are in early-stage discovery and preclinical development utilizing synthetic and/or plant-derived CBD and/or THC.

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

Government Laws and Regulations

As a development stage company that intends to have its drug candidates approved in the U.S., we are subject to extensive regulation by regulatory agencies. The U.S. Food, Drug, and Cosmetic Act and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our drugs. Generally, our activities in other countries will be subject to regulations that are similar in nature and scope as those in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union are addressed in a centralized way through the European Medicines Agency (“EMA”) and the European Commission, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be successful.

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

The effect of the Cole Memo’s rescission remains to be seen. Since 1980, when chapter 9-27.000 of the U.S. Attorney’s Manual was originally promulgated, the United States has undergone a dramatic shift in both national and state-level marijuana policy. In 1980, there were no states in the U.S. with marijuana decriminalization or legalization statutes. As of June 30, 2022, a majority of the states and the District of Columbia have enacted medical marijuana legislation in some form, with additional states considering similar legalization measures. As a result, the manner in which the factors identified in chapter 9-27.000 of the U.S. Attorney’s Manual (e.g. “seriousness of the crime,” “deterrent effect of criminal prosecution,” and cumulative impact . . . in the community”) are considered and interpreted today as a matter of prosecutorial discretion, will likely be different than the way in which they were considered and interpreted in 1980.

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

Governmental authorities in all major markets require that a new drug be approved or exempted from approval before it is marketed, and have established high standards for technical appraisal, which can result in an expensive and lengthy approval process. The time to obtain approval varies by country and some drugs are never approved. The lengthy process of conducting clinical trials, seeking approval and the subsequent compliance with applicable statutes and regulations, if approval is obtained, are very costly and require the expenditure of substantial resources.

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

We cannot take any action to market any new drug or biologic drug in the United States until our appropriate marketing application has been approved by the FDA. The FDA has substantial discretion over the approval process and may disagree with our interpretation of the data submitted. The process may be significantly extended by requests for additional information or clarification regarding information already provided. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians. Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the drug. Government regulation may delay or prevent marketing of potential drugs for a considerable period and impose costly procedures on our activities. We cannot be certain that the FDA or other regulatory agencies will approve any of our drugs on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Even if a drug receives regulatory approval, the approval may be significantly limited to specific indications or uses, and these limitations may adversely affect the commercial viability of the drug. Delays in obtaining, or failures to obtain regulatory approvals, would have a material adverse effect on our business.

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

As an alternate path for FDA approval of new indications or new formulations of previously approved drugs, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the Food, Drug, and Cosmetic Act was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of drugs that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication. The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved drug or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved drug. The FDA may then approve the new drug for all or some of the labeled indications for which the referenced listed drug has been approved, as well as for any new indication supported by the NDA. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new drug must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved drug, the applicant is required to certify to the FDA concerning any patents listed for the approved drug in the FDA’s “Orange Book” publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new drug. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference drug has expired. Thus, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its drugs only to be subject to significant delay and patent litigation before its drugs may be commercialized.

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

Research and Development Activities

We have incurred no costs during the fiscal years ended June 30, 2022 and 2021, on research and development for the Company.

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

The audited financial statements of BioPharma included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2022, the Company had a working capital deficit of $117,605. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. We have incurred an accumulated deficit of $10,933,458 since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock.

Based on our financial history, in its report on the financial statements for the year ended June 30, 2022, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date, we have not generated any revenues and we do not anticipate generating any significant revenues during the current fiscal year.

Notwithstanding BioPharma’s success in raising approximately $2.1 million from the sale of its equity securities from inception in 2017 through June 2022, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, find strategic or financial partners for a specific drug candidate, or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The Company has negative cash flow for the financial year ended June 30, 2022.

The Company had negative operating cash flow for the financial year ended June 30, 2022. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete any of our drug development projects

Our research operations are expected to require significant cash expenditures. We expect to spend substantial and increasing amounts to conduct our planned research and development, including preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals to eventually market and commercialize any of our drug candidates. As of June 30, 2022, we had $116,898 in cash and cash equivalents. Through June 2022, we have raised approximately $2.1 million in equity under private placement offerings and completed a debt financing resulting in $146,750 of net proceeds. We believe that current cash is sufficient to fund our overhead operations through the remainder of calendar 2022. As discussed below, determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts are not fruitful. Any progress we make in our research efforts is uncertain because it is difficult to predict our budget for our drug development activities due to numerous factors, including, without limitation, the rate of progress of preclinical studies, clinical trials, the results of preclinical studies and clinical trials for such indication and the costs and timing of seeking and obtaining regulatory approvals for clinical trials. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently anticipated due to changing circumstances beyond our control. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

In addition, the Company may also become involved in other transactions which conflict with the interests of its directors and the officers who may from time-to-time deal with persons, firms, institutions or companies with which the Company may be dealing, or which may be seeking investments similar to those desired by it. The interests of these persons could conflict with those of the Company. In addition, from time to time, these persons may be competing with the Company for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

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

We may be unable to formulate or scale-up any or all of our drug candidates. There is no guarantee that any of the drug candidates will be or are able to be produced in a manner to meet the FDA’s criteria for product stability, content uniformity and all other criteria necessary for product approval in the United States and other markets. Any of our drug candidates may fail to achieve their specified endpoints in clinical trials. Furthermore, drug candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with our trial design and our interpretation of data from clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve a drug for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials (i.e., Phase IV trials). In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our drug candidates.

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

Any positive results from future preclinical testing of our drug candidates and potential clinical trials may not necessarily be predictive of the results from Phase 1, Phase 2 or Phase 3 clinical trials. In addition, our interpretation of results derived from clinical data, or our conclusions based on our preclinical data may prove inaccurate. Frequently, pharmaceutical and biotechnology companies have suffered significant setbacks in clinical trials after achieving positive results in preclinical testing and early clinical trials, and we cannot be certain that we will not face similar setbacks. These setbacks may be caused by the fact that preclinical and clinical data can be susceptible to varying interpretations and analyses. Furthermore, certain drug candidates may perform satisfactorily in preclinical studies and clinical trials, but nonetheless fail to obtain FDA approval, a marketing authorization granted by the European Commission, or appropriate approvals by government authorities in other countries. If we fail to produce positive results in our clinical trials for our drug candidates, the development timeline and regulatory approval and commercialization prospects for them and as a result our business and financial prospects, would be materially adversely affected.

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

The potential ongoing evolution of laws and regulations affecting the research and development of cannabinoid-based medical drugs and treatments could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabis and cannabinoid-based drugs may be subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and may ultimately require us to alter our business plan. Furthermore, violations or alleged violations of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

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

The issuance of a patent may not always be conclusive as to its inventorship, scope, validity or enforceability. Our issued patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs or limit the duration of the patent protection for our technology and drugs.

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

The cost to us of any patent application or patent litigation, even if resolved in our favor, could be substantial. Our ability to enforce our patent protection could be limited by our financial resources and may be subject to lengthy delays.

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

The degree of future protection afforded by our intellectual property rights may be uncertain because intellectual property rights have limitations and may not adequately protect us to enable us to maintain any competitive advantage. The following factors may weaken our protection:

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act and could adversely affect the market price of our Common Stock. As of September 12, 2022, we have 61,272,196 shares of Common Stock outstanding, of which 49,686,069 are restricted due to applicable federal securities laws. As restrictions on the resale of shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time.

If holders of restricted securities sell a large number of shares pursuant to Rule 144, they could adversely affect the market price for our Common Stock, over which we will likely have no control.

You may experience dilution of your ownership interest because of the potential of future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of Common Stock, par value $0.0001 per share, of which 61,272,196 shares of Common Stock are outstanding as of September 12, 2022.

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

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future but will review this policy as circumstances dictate. The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors, which retains the right to change our dividend policy at any time. Consequently, stockholders must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Insiders will continue to have substantial control over us and will be able to influence corporate matters.

As of September 12, 2022, our directors and executive officers and stockholders holding more than 5% of our Common Stock own of record and beneficially, in the aggregate, approximately 62% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise considerable influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the years ended June 30, 2022 and 2021.

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

We are required to comply with certain provisions of Section 404 of SOX and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of SOX require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future, and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. If our Chief Executive Officer or Chief Financial Officer determines that our internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our share price could be volatile, and our trading volume may fluctuate substantially.

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

In the United States, cannabis is largely regulated at the state level. To the Company’s knowledge, a majority of the states, plus the District of Columbia, Puerto Rico and Guam, have legalized cannabis in some form. Notwithstanding the permissible regulatory environment of medical cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, violates federal law in the United States.

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

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to the Company if it determines to produce drugs using cannabis. As a result, the Company’s intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company can provide no assurance that it will ever obtain any protection of its intellectual property, whether on a federal, state or local level.

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

Our principal office is located at 4340 East Kentucky Avenue, Suite 206, Glendale, Colorado 80246. Our telephone number is (303) 495-7583. Our offices consist of approximately 300 square feet of executive offices, and we believe that these facilities will be sufficient for the next twelve months.

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

	Price Range
Period	High	Low
Year Ended June 30, 2021:
First Quarter	$0.45	$0.04
Second Quarter	$0.12	$0.03
Third Quarter	$0.26	$0.06
Fourth Quarter	$0.22	$0.06
Year Ended June 30, 2022:
First Quarter	$0.15	$0.06
Second Quarter	$0.11	$0.07
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.08	$0.06

As of September 12, 2022, the closing price for the Common Stock was $0.057 per share.

As of September 12, 2022, our shares of Common Stock were held by 703 stockholders of record. The transfer agent of our Common Stock is Standard Registrar and Transfer Company, Inc., whose telephone number is: (801) 571-8844.

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

Equity Compensation Plan Information as of June 30, 2022

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

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2022, all 5,233,333 shares issued have been vested.

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2022, 7,995,000 stock options were granted and exercisable.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2022, we issued 500,000 shares of common stock as compensation to our officers and directors.

Issuer Purchases of Securities

None.

ITEM 6.	[RESERVED].

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended June 30, 2022 and 2021. This MD&A should be read in conjunction with our financial statements as of June 30, 2022 and 2021. See section entitled “Forward-Looking Statements” above.

Overview

We are engaged in pursuing pre-clinical and drug development activities for certain pharmaceutical formulations that include cannabinoids. We have filed three provisional patent applications and acquired a license covering certain intellectual property related to a drug delivery system.

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development programs. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. We estimate that we have sufficient capital to maintain our existence as a public company for the remainder of the current calendar year.

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to June 30, 2022, and the receipt of $146,750, net of financing costs, from a debt issuance in January 2022, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital and intends to recommence research and development activities on its myotonic dystrophy project from the proceeds of its funding in January 2022. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations

Net loss for the year ended June 30, 2022 was $626,357 as compared to the net loss of $1,859,942 for the year ended June 30, 2021, a decrease of $1,233,185. As explained below, most of the loss is attributable to significant stock-based compensation costs, the fair value of common stock issued for the CRx acquisition, and the fair value of warrants issued in conjunction with convertible debt financings.

The Company incurred professional fees of $33,230 for the year ended June 30, 2022, a decrease of $10,480 from $43,710 for the year ended June 30, 2021. Fees for 2022 and 2021 were for SEC regulatory and statutory filings and annual audit and quarterly review fees to our auditor.

General and administrative costs for the year ended June 30, 2022 of $530,762 includes $155,750 of non-cash stock-based compensation costs for common shares issued to officers of the Company, $223,255 for the vesting of shares issued to CRx subject to forfeiture and the fair value of warrants issued in conjunction with our 2022 third-party convertible debt financing of $110,264. General and administrative costs of $1,800,057 for the year ended June 30, 2021 includes $306,250 of non-cash stock-based compensation costs for common shares issued to officers and directors and the fair value of vested stock options granted of $348,953. Also included in general and administrative expenses for 2021 is a non-cash charge of $1,093,667 for the vesting of shares issued to CRx subject to forfeiture.

Exclusive of stock-based compensation costs, general and administrative costs for the year ended June 30, 2022 were $41,492 a decrease of $53,403 from the June 30, 2021 comparable costs of $94,895. The decrease was attributable to cost containment efforts instituted by the Company to preserve capital.

During the year ended June 30, 2021, the Board of Directors granted options to purchase a total of 5,000,000 shares of common stock to officers of the Company, exercisable for a period of seven years at an exercise price of $0.08 per share.

There were no research and development costs incurred for the years ended June 30, 2022 and 2021, due to the Company’s limited financial resources and availability of research personnel.

The Company incurred interest expense of $17,945 and $3,234, respectively, during the years ended June 30, 2022 and 2021 for interest on debt offerings during the periods, including $3,625 of imputed interest on advances from the Company’s CEO. At June 30, 2022 and 2021, the Company had outstanding convertible notes in the principal amounts of $65,000 to its CEO and a shareholder, and $170,454 to a third party.

During the years ended June 30, 2022 and 2021, the Company incurred $44,420 and $12,941, respectively, for interest and amortization of discount related to the convertible debt financings.

Liquidity and Capital Resources

At June 30, 2022, we had a working capital deficit of $117,605 and cash of $116,898 as compared to a working capital deficit of $13,775 and cash of $18,041 at June 30, 2021. The increase in both working capital and cash was due primarily to $146,750 in funding from a convertible debt financing received in January 2022. Substantially all available funds were being utilized solely for maintaining corporate operations as a public company. During the year ended June 30, 2022, we used $75,143 of cash for operating activities and were provided cash from financing activities of $174,000. In addition to the receipt of $146,750 from the convertible debt financing, we also received a non-interest-bearing advance from our CEO for working capital in the amount of $25,000, and $2,250 from an exercise of warrants from a third party. During the year ended June 30, 2021, we used $90,745 of cash for operating activities, and had increase in liquidity from financing of $98,000 from a convertible debt loan from our CEO and a major shareholder and a $20,000 advance for operating activities from our CEO.

In November 2020, we issued unsecured convertible promissory notes to our CEO and a shareholder of the Company in the amounts of $40,000 and $25,000, respectively, for cash loans made to the Company. The notes are due three years from issuance and accrue interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the note was funded. Both lenders were issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares.

As of June 2022, the Company’s Chief Executive Officer has advanced an aggregate $45,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

While management of the Company believes that the Company will be successful in its current and planned activities, there can be no assurance that the Company will be successful in its drug development activities, and raise sufficient equity, debt capital or strategic relationships to sustain the operations of the Company.

Our ability to create sufficient working capital to sustain us over the next twelve-month period, and beyond, is dependent on our raising additional equity or debt capital or entering into strategic arrangements with one or more third parties.

There can be no assurance that sufficient capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through June 30, 2022, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will continue to be successful in raising equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we have sufficient capital resources to maintain our existence as a public company for the remainder of the current calendar year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and $146,750 in debt financings. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2022 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

At June 30, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

In February 2018, we obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications. Under the terms of the license agreement, we paid $65,000 in cash and issued common stock of the Company, valued at $35,000, to the licensor. We are required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. We may grant sublicenses under the terms of the agreement. We previously estimated that we may not be able to recover the costs capitalized under the license agreement and recognized an impairment of the amounts paid. Although we have recognized an impairment under Generally Accepted Accounting Principles, we retain our rights under the license agreement.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of June 30, 2022 and 2021 and are included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Nexien BioPharma, Inc.

For the years ended June 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nexien BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nexien BioPharma, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two-year periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

As discussed in Note 6 to the consolidated financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

Houston, TX

September 28, 2022

Nexien BioPharma, Inc.

Consolidated Balance Sheets

June 30, 2022 and 2021

	2022	2021
Assets
Current Assets
Cash	$116,898	$18,041
Prepaid - other	7,620	7,500

Total Current Assets	124,518	25,541

Total Assets	$124,518	$25,541

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$20,395	$6,375
Due to officer	45,000	20,000
Convertible note payable - related party, net of discount of $30,452 (2022) and $52,059 (2021)	34,548	12,941
Convertible note payable - net of discount of $28,274	142,180	-

Total Current Liabilities	242,123	39,316

Total Liabilities	242,123	39,316

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 60,522,196 shares issued and outstanding -June 30, 2022; 55,772,196 shares issued and outstanding -June 30, 2021;	6,052	5,577
Additional paid in capital	10,759,051	10,476,004
Stock payable	50,750	35,000
Common stock subject to forfeiture	-	(223,255)
Accumulated deficit	(10,933,458)	(10,307,101)

Total Stockholders’ (Deficit)	(117,605)	(13,775)

Total Liabilities and Stockholders’ (Deficit)	$124,518	$25,541

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2022 and 2021

	2022	2021

Revenue	$-	$-

Operating expenses
Professional fees	33,230	43,710
General and administrative	530,762	1,800,057

Total operating expenses	563,992	1,843,767

Other income (expense)
Interest expense	(17,945)	(3,234)
Amortization of discount on convertible notes	(44,420)	(12,941)

Total other income (expense)	(62,365)	(16,175)

Net loss	$(626,357)	$(1,859,942)

Loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	57,860,108	55,399,643

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

 Years ended June 30, 2021 and 2022

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Common Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ (Deficit)

Balance, June 30, 2020	53,984,004	$5,398	$11,583,159	$-	$(3,147,763)	$(8,447,159)	$(6,365)

Issuance of stock for conversion of related party note payable and interest at $0.014 per share	1,797,192	180	24,981	-	-	-	25,161
Issuance of stock for accounts payable at $0.09 per share	150,000	15	13,485	-	-	-	13,500
Issuance of common stock to officers & director	2,250,000	225	271,025	-	-	-	271,250
Amortization of CRx shares	-	-	-	-	1,093,668	-	1,093,668
Fair value of options granted	-	-	348,953	-	-	-	348,953
Discount on convertible debt	-	-	65,000	-	-	-	65,000
Common stock issuable to officers	-	-		35,000	-	-	35,000
Cancellation of unvested CRx shares	(2,409,000)	(241)	(1,830,599)	-	1,830,840	-	-
Net loss	-	-	-	-	-	(1,859,942)	(1,859,942)

Balance, June 30, 2021	55,772,196	5,577	10,476,004	35,000	(223,255)	(10,307,101)	(13,775)

Amortization of CRx shares	-	-	-	-	223,255	-	223,255
Common stock issued to officers	2,000,000	200	139,800	15,750	-	-	155,750
Warrant issued for consulting services	-	-	110,264	-	-	-	110,264
Exercise of warrant issued for consulting services	2,250,000	225	2,025	-	-	-	2,250
Common stock issued for convertible debt financing	500,000	50	18,508	-	-	-	18,558
Warrant issued for convertible debt	-	-	8,825	-	-	-	8,825
Imputed interest on related party advance	-	-	3,625	-	-	-	3,625
Net (loss)	-	-	-	-	-	(626,357)	(626,357)

Balance, June 30, 2022	60,522,196	$6,052	$10,759,051	$50,750	$-	$(10,933,458)	$(117,605)

The accompanying notes are an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2022 and 2021

	2022	2021
Cash flows from operating activities
Net loss	$(626,357)	$(1,859,942)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	-	348,953
Fair value of shares issued for CRx Acquisition	223,255	1,093,668
Fair value of warrants issued	110,264	-
Imputed interest on related party advances	3,625	-
Stock issued to officers and director	105,000	271,250
Stock issuable to officers	50,750	35,000
Amortization of discount on convertible debt - related	21,606	12,941
Amortization of discount on convertible debt	22,814	-
Changes is assets and liabilities
(Increase) decrease in prepaids	(120)	4,500
Increase in accounts payable and accrued expenses	14,020	2,885
Cash used in operating activities	(75,143)	(90,745)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable - related	-	78,000
Cash proceeds from convertible note payable	146,750	-
Cash proceeds from exercise of warrants	2,250	-
Advance from officer	25,000	20,000
Cash provided by financing activities	174,000	98,000

Net increase in cash and cash equivalents	98,857	7,255
Cash and cash equivalents, beginning of period	18,041	10,786
Cash and cash equivalents, end of period	$116,898	$18,041

Supplemental disclosure of non-cash investing and financing activities

Shares issued to officers for services	$140,000	$-
Discount on convertible debt	$32,633	$-
Shares issued for settlement of accounts payable	$-	$13,500
Shares issued for conversion of related party note and interest	$-	$25,161

The accompanying notes are an integral part of these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

Note 1 – Nature of Business and Basis of Presentation

Nexien BioPharma, Inc. (the “Company” or “Nexien”), incorporated in the State of Michigan on November 10, 1952 as Gantos, Inc., was reincorporated in the State of Delaware in 2008, changing its name to Kinder Holding Corp. In October 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”), incorporated on March 27, 2017, through an exchange of shares (the “Share Exchange Transaction”) and changed its name to Intiva BioPharma Inc. In September 2018, the Company changed its name to Nexien BioPharma, Inc.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $10,933,458. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2022, the Company had a working capital deficit of $117,605. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2022 and 2021.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2022 and 2021, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Years Ended June 30, 2022 and 2021

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2022 and 2021, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As of June 30, 2022, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2022 and 2021, there were potentially dilutive securities, convertible into shares of common stock comprised of (i) stock options – convertible into 7,995,000 and 7,995,000 shares, respectively, (ii) warrants – convertible into 5,529,409 and 5,181,897 shares, respectively, and (iii) promissory notes – convertible into 7,532,665 and 2,662,551 shares, respectively.

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

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Liabilities for anticipated tax audit issues in the U.S. are recognized based on the estimate of whether, and to the extent to which, additional taxes will be due. If it is ultimately determined that payment of these amounts is unnecessary, the liability will be reversed, and a tax benefit will be recognized during the period in which it is determined that the liability is no longer necessary. The Company will record an additional charge to the provision for taxes in the period in which it is determined that the recorded tax liability is less than the Company expects the ultimate assessment to be.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

Note 3 – Summary of Significant Accounting Policies (continued)

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for years ended June 30, 2022 and 2021.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. There were no research and development expenses incurred during the years ended June 30, 2022 and 2021.

Advertising Expenses

Advertising expenses are charged to operations as incurred. There were no advertising expenses incurred during the years ended June 30, 2022 and 2021.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

Note 3 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from Generally Accepted Accounting Principles (“GAAP”) separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company did not have any applicable convertible debt as of the beginning of its fiscal year on July 1, 2021 and has elected to adopt the guidance under ASU 2020-06 for the year ended June 30, 2022. The adoption of this guidance and had no material impact on the Company’s financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Note 5 – License Agreement

Accu-Break License Agreement

In February 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications from Accu-Break Pharmaceuticals Inc (Accu-Break), whose President was an affiliate of the Company as of the date of the agreement. Under the terms of the license agreement, the Company paid $65,000 in cash and issued common stock of the Company, valued at $35,000, to Accu-Break. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products. The Company may grant sublicenses under the terms of the agreement.

The Company has previously estimated that it may not be able to recover the costs capitalized under the Accu-Break License Agreement and recognized an impairment of $65,000 for the license at June 30, 2019. The $35,000 value of common stock issued in the year ended June 30, 2020 was charged to operations. Although the Company has recognized an impairment under Generally Accepted Accounting Principles, it retains its rights under the Accu-Break license agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

Note 6 - Stockholders’ Equity

Common stock

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock of the Company to its Chief Operating Officer with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter (See Note 8). At June 30, 2022, the Company has included as stock payable the $50,750 fair value of the aggregate 750,000 shares due to the officers.

During the year ended June 30, 2022, the Company issued shares of its common stock as follows:

●	2,250,000 shares, at a price of $0.001 per share, pursuant to the exercise of a warrant granted to an unrelated party. The fair value of the warrants granted of $110,264 was estimated on the date of grant using the Black-Scholes option pricing model. The Company received cash proceeds of $2,250.
●	500,000 restricted shares and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share (the “Warrant Shares”) in connection with the issuance of a convertible note with Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) (See Note 7). The shares issued were valued at $0.053 per share, the closing price of the Company’s common stock as of the date of issuance. The fair value of the warrants granted of $8,825 was estimated on the date of grant based on the relative fair value of the cash received.
●	2,000,000 shares (1,000,000 to each of the Company’s Chief Executive Officer and Chief Financial Officer) as consideration for their services to the Company. The shares were valued at $140,000, $0.07 per share, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

During the year ended June 30, 2021, the Company issued shares of its common stock as follows:

●	1,000,000 shares to each of the Company’s Chief Executive Officer and Chief Financial Officer as consideration for their services to the Company. The shares were valued at $0.12 per share, the closing trading price of the Company’s common stock as of the date of issuance.
●	250,000 shares to the independent member of the Board of Directors for services rendered. The shares were valued at $0.09 per share, the closing trading price of the Company’s common stock as of the date of issuance.
●	1,797,192 shares, at $0.014 per share, to its CEO for conversion of a note payable in the principal amount of $25,000 and accrued interest of $161.
●	150,000 shares valued at $13,500, $0.09 per share, as consideration for consulting services under the Kotzker License Agreement (Note 5).

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

Years Ended June 30, 2022 and 2021

Note 6 - Stockholders’ Equity (continued)

Any Seller who was not then providing services to the Company or any of its subsidiaries on any vesting date, whether through voluntary termination or termination “for cause,” would forfeit his unvested shares, which would be cancelled.

The transaction was valued at $8,360,000, based on the fair value of the 11,000,000 shares issued of $0.76 per share, as per the closing market price of the Company’s common stock on the date of the agreement. The $836,000 fair value of the 1,100,000 shares issued not subject to any forfeiture restrictions was charged to operations during the six months ended December 31, 2018. The $7,524,000 fair value of the 9,900,000 shares subject to forfeiture was charged to stockholders’ equity as a contra equity account and was being amortized over the vesting periods. The net amount charged to stockholder’s equity was $0 on the date of the acquisition.

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

As at June 30, 2021, an aggregate $4,880,904 was charged to operations for the value of vested shares issued and the amortization of the unvested CRX shares.

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

The fair value of the options granted is $867,715, and all options granted have been fully vested.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

Note 6 - Stockholders’ Equity (continued)

A summary of option activity during the years ended June 30, 2021 and 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – June 30, 2020	2,995,000	$0.55
Granted	5,000,000	$0.08
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2021	7,995,000	$0.26	4.5
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2022	7,995,000	$0.26	3.7

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of related party convertible notes (Note 7).

The following table summarizes information about warrants outstanding at June 30, 2022:

	Number	Exercise Price	Expires
Class A	1,727,299	$0.040265	November 24, 2025
Class B	1,727,299	$0.043276	November 24, 2025
Class C	1,727,299	$0.045157	November 24, 2025

The fair value of the warrants granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	.39%
Average expected life (in years)	2.5
Volatility	153%

During the year ended June 30, 2022, the Company granted warrants to purchase shares of common stock as follows:

●	2,250,000 shares, at an exercise price of $0.001 per share, to an unrelated party. The fair value of the warrants granted of $110,264 was estimated on the date of grant using the Black-Scholes option pricing model. The Company received cash proceeds of $2,250 from the exercise of the warrant.

●	347,512 shares, at an exercise price of $0.075 per share, for a period of three years in conjunction with a financing agreement with an unrelated party (See Note 7). The fair value of the warrants granted of $8,825 was estimated on the date of grant based on the fair value of the cash received in the financing agreement.

A summary of warrant activity during the years ended June 30, 2021 and 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding and exercisable – June 30, 2020	-
Granted	5,181,897	$0.0429
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2021	5,181,897	$0.0429	4.4
Granted	2,597,512	$0.011
Exercised	(2,250,000)	$0.001
Expired/Canceled	-
Outstanding and exercisable – June 30, 2022	5,529,409	$0.0429	3.36

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

Note 7 – Convertible Notes Payable

Convertible note purchase agreement

On January 18, 2022, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note, due January 18, 2023, in the principal amount of $170,454 (the “Note”). The Company received net proceeds of $146,750 from the note, after Quick Capital’s legal fees of $3,250 and an original issuance discount of 12% ($23,704). In connection with the Note issuance, Quick Capital was also issued 500,000 restricted shares of the Company’s common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share). These issuances were valued (see Note 6) and then using the relative fair value method on the cash received on the Note began with an unamortized discount totaling $27,383. At June 30, 2022, the balance due on the Note is $142,180, net of unamortized discount of $28,274.

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

The Note may not be converted, and the Warrant may not be exercised if after giving effect to such conversion or exercise, as the case may be, Quick Capital and its affiliates would beneficially own more than 9.99% of the outstanding common stock of the Company. On or after May 7, 2022 and upon the mutual agreement of the Company and Quick Capital, Quick Capital may purchase additional note(s) in an aggregate amount not to exceed $350,000 on similar terms.

The Company has recorded the original issue discount, legal fees, financing shares and warrants of the notes, aggregating $51,087 as a discount to the note. The fair value for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the initial period of the note ended June 30, 2022, $22,814 was charged to operations for amortization of the recorded discount.

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

Years Ended June 30, 2022 and 2021

Note 7 – Convertible Notes Payable (continued)

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

At June 30, 2022 and 2021, $34,548 (net of discount of $30,452) and $12,941 (net of discount of $52,059), respectively, was due under the financing agreements. During the years ended June 30, 2022 and 2021, $21,607 and $12,941, respectively, was charged to operations for amortization of the Beneficial Conversion Feature.

Note 8– Related Party Transactions

During the years ended June 30, 2022 and 2021, the Company’s Chief Executive Officer advanced $25,000 and $20,000, respectively, to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand. At June 30, 2022 and 2021, the Company has recorded a current liability to the officer of $45,000 and $20,000, respectively. The Company has recorded imputed interest on the advances at a rate of 10% for the year ended June 30, 2022 in the amount of $3,625.

During the year ended June 30, 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023, which incurred a stock payable amount due of $15,750 at June 30, 2022. During the year ended June 30, 2022, the Company issued 2,000,000 shares of common stock, valued at $140,000 ($0.07 per share) to the officers.

During the year ended June 30, 2021, the Board of Directors authorized the issuance of 250,000 shares to its independent member. These shares were valued at $22,500 ($0.09 per share), based on the closing trading price of the Company’s common stock as of the date of issuance.

As discussed in Note 7, in November 2020, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings $65,000. At June 30, 2022 and 2021, $34,548 (net of discount of $30,452) and $12,941 (net of discount of $52,059), respectively, was due under the financing agreements.

BioPharma was formed as a subsidiary of Kanativa USA, which is a subsidiary of Kanativa Inc. Kanativa USA was issued 24,000,000 shares of BioPharma’s common stock as consideration for its contribution of 100% of the ownership of NexN, and costs and expenses incurred on behalf of BioPharma and capitalized license agreement costs.

The members of the Company’s Board of Directors, its Chief Executive Office and its Chief Financial Officer are also directors and officers of Kanativa Inc., and other subsidiaries and affiliated entities of Kanativa Inc.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2022 and 2021

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2,704,000 as of June 30, 2022 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2041. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at June 30:

	2022	2021
Deferred tax asset
Net operating loss carryforward (at combined 24% statutory rate of 21% Federal and 3% State)	$650,691	$617,321
Valuation allowance	(650,691)	(617,321)
Total	$-	$-

The components of income tax expense are as follows for the years ended June 30:

	2022	2021

Change in net operating loss benefit	$(33,370)	$(52,348)
Change in valuation allowance	33,370	52,348
Total	$-	$-

Note 10- Commitments and Contingencies

At June 30, 2022, there were no legal proceedings against the Company.

Note 11 – Subsequent Events

In July 2022, the Company issued an aggregate 750,000 shares of common stock, valued at $50,750 to its officers, for services rendered pursuant to Board of Directors authorization (See Note 6).

The Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2022, our internal control over financial reporting was not effective.

As of June 30, 2022, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2022. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2022 to remedy such deficiencies.

ITEM 9B.	OTHER INFORMATION.

There are no further disclosures.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Richard Greenberg	73	Chief Executive Officer and Chairman of the Board of Directors
Evan Wasoff	75	Chief Financial Officer
Robert I. Goldfarb	67	Chief Operating Officer
Lindy Snider	60	Director

Richard Greenberg, 73, Chief Executive Officer and Director, has been a director since its inception in March 2017 and the Chief Executive Officer since March 2020. He has also served as Executive Vice President and a Director of Kanativa Inc. (formerly Intiva Inc). and Kanativa USA since their inception in February 2014 and August 2014, respectively. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg has served as a Subcommittee Counsel for the U.S. House of Representatives, and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency. Mr. Greenberg was a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers. Mr. Greenberg received a B.A. degree from City University of New York – Queens College and a J.D. degree from Rutgers University School of Law.

Evan Wasoff, 75, Chief Financial Officer, has over 40 years of experience as a certified public accountant. Mr. Wasoff also serves as CFO of Kanativa Inc. (formerly Intiva Inc.) From 2005 to 2012, Mr. Wasoff served as the Chief Financial Officer and compliance officer at Falcon Oil and Gas Ltd., a Canadian oil and gas exploration company with activities in Hungary, Australia, Canada and the United States. Since 2012, he has been the principal of AZCO Financial Management, LLC, located in Boulder Colorado, providing business advisory and consulting services and outsourced CFO and controllership services to publicly-reporting and private companies. Mr. Wasoff holds a Certified Public Accounting license in Colorado. He received a B.S. degree in accounting from the State University of New York at Albany, and an MBA in Finance from the University of Colorado.

Robert Goldfarb, 67, Chief Operating Officer, has over 37 years of legal experience, with much of that focused on the pharmaceutical industry. Since 2007, Mr. Goldfarb has been President and general counsel for privately-held Accu-Break Pharmaceuticals, Inc. Since 2011, he has been a director of privately-held Sustained Nano Systems LLC. Mr. Goldfarb obtained his bachelor’s degree from the University of Connecticut and his J.D. from the University of Florida. He is a member of the Florida Bar.

Lindy Snider, 60, Director, is an active entrepreneur, philanthropist and advocate for the benefits of medical cannabis. In 2003, Ms. Snider founded and created the Pennsylvania-based Lindi Skin, the first-ever skincare collection dedicated to help relieve the often-debilitating skin side-effects of individuals undergoing cancer therapies including chemotherapy and radiation. Lindi Skin represents an entirely new niche in dermatology and oncology, providing cancer patients with skin care products that bring a sense of wellness and control as they deal with the side effects of their chemotherapy and radiation treatment, which include widely known conditions of hair loss and nausea, among other side-effects. Lindi Skin helps patients address the lesser-known skin side-effects of sores, rashes, burns, flaky skin and loss of skin elasticity that often result.

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

Based solely on the review of Forms 3 and 4 received by our Company during the June 30, 2022 fiscal year, as required under Section 16(a)(2) of the Exchange Act, Richard Greenberg and Evan Wasoff each had a delinquent Form 4 filing.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended June 30, 2022 and 2021, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Richard Greenberg (Chief Executive Officer) (2)	2022 2021	-0- -0-	70,000 124,000	-0- 174,477	-0- -0-	70,000 298,477

Evan Wasoff (Chief Financial Officer	2022 2021	-0- -0-	70,000 124,000	-0- 104,686	-0- -0-	70,000 228,686

(1)	The shares were valued at $0.124 per share, the closing trading price of the Company’s common stock as of the date of issuance.
(2)	The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 152%; risk free interest rate of 0.23%; expected life of 4 years; and expected dividend rate of 0%.
(3)	Mr. Greenberg has served in this capacity since March 31, 2020.

Due to the Company’s limited cash resources, no cash compensation is being paid to the Company’s three officers. On August 19, 2020, the Board of Directors authorized the grant of options to purchase an aggregate of 5,000,000 shares of common stock at a price of $0.08 per share. The options are exercisable for a period of seven years. Two-thirds of the options (3,333,334) vested immediately, as such options represented compensation for services rendered through June 30, 2020. The remaining 1,666,666 options vested quarterly over the next four calendar quarters beginning September 30, 2020 and are now fully vested.

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

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of September 12, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Owned (2)
Intiva USA Inc. (3)	19,000,000	31.0%
Richard Greenberg, Chief Executive Officer and Director (4)	12,187,005	19.0%
Kanativa Ventures Inc.	5,000,000	8.2%
Evan Wasoff, Chief Financial Officer (5)	5,620,000	8.9%
Alex Wasyl	3,811,500	6.2%
Robert Goldfarb, Chief Operating Officer (6)	2,278,800	3.7%
Lindy Snider, Director (7)	830,000	1.4%
All Officers and Directors (4 persons) (8)	21,165,805	31.5%

(1)	The address of each beneficial owner is 4340 E. Kentucky Avenue, Suite 206, Denver, Colorado 80246.
(2)	Applicable percentage ownership is based on 61,272,196 Shares of Common Stock outstanding as of September 12, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 12, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Intiva USA, Inc. is a Colorado corporation that is a wholly-owned subsidiary of Kanativa Inc., a Canadian corporation.
(4)	Includes 2,750,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, 1,062,958 shares issuable upon the conversion of a promissory note, and 250,000 shares issuable as of October 1, 2022 for compensation.
(5)	Includes 2,120,000 shares purchasable under immediately exercisable stock options and 250,000 shares issuable as of October 1, 2022 for compensation.
(6)	Includes 1,000,000 shares purchasable under immediately exercisable stock options and 250,000 shares issuable as of October 1, 2022 for compensation.
(7)	Includes 100,000 shares purchasable under immediately exercisable stock options.
(8)	Includes 5,970,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, 1,062,958 shares issuable upon the conversion of a promissory note, and 750,000 shares issuable as of October 1, 2022 for compensation.

To the knowledge of the Company, there are no arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Long-Term Incentive Plan (“LTIP”) and Awards

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” under which the board of directors is authorized to grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. As of June 30, 2022, all of the remaining 5,233,333 shares issued (valued at $654,167) have been vested.

2018 Equity Incentive Plan

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2022, 7,995,000 stock options granted under the 2018 Plan are outstanding.

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

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023. At June 30, 2021, accounts payable included $35,000 for the fair value of the 250,000 shares to be issued to each of the individuals effective July 1, 2021. As of June 30, 2022 and 2021, the Company has recorded as a component of stockholders’ equity the $50,750 and $35,000 fair value of the shares issued in July 2022.

During the year ended June 30, 2021, the Board of Directors also authorized the issuance of 250,00 shares to its independent member. These shares were valued at $22,500 ($0.09 per share), based on the closing trading price of the Company’s common stock as of the date of issuance.

During the fiscal years ended June 30, 2022 and 2021, the Company’s Chief Executive Officer advanced $25,000 and $20,000, respectively, to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand.

Our two directors, Richard Greenberg and Lindy Snider, are two of Kanativa’s six-person board of directors. Evan Wasoff, the Company’s Chief Financial Officer, and Richard Greenberg are also officers of Kanativa and serve in similar positions with other subsidiaries and affiliated entities of Kanativa.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the year 2022 and to date.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table is a summary of the fees billed to us by M&K CPAS for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed for Fiscal 2022	Fees Billed for Fiscal 2021

Audit Fees (1)	$20,000	$16,550
Audit-Related Fees (2)	-	-
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$20,000	$16,550

(1)	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

(2)	Includes review of our registration statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to:

3.1	Certificate of Incorporation	Exhibit 3.1 to the registrant’s registration statement on Form 10 filed November 14, 2014
3.2	Certificate of Merger	Exhibit 3.1(i) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.3	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1(ii) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.4	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
3.5	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s annual report on Form 10-K filed September 28, 2018
3.6	Bylaws	Exhibit 3.2 to the registrant’s Form 10 registration statement filed November 14, 2014
10.1#	2017 Stock Incentive Plan	Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018

10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.	Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.3#	2018 Equity Incentive Plan	Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2018
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2020
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg	Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed February 11, 2021
10.7	Note Purchase Agreement dated January 18, 2022 between the Company and Quick Capital, LLC	Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 21, 2022
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC	Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 21, 2022
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC	Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 21, 2022
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the registration statement on Form S-1 (File No. 333-225477) filed June 7, 2018
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Nexien BioPharma, Inc. for the fiscal year ended June 30, 2022, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: September 28, 2022	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Greenberg	Chief Executive Officer (Principal Executive Officer) and Director	September 28, 2022
Richard Greenberg

/s/ Evan Wasoff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 28, 2022
Evan Wasoff

/s/ Lindy Snider	Director	September 28, 2022
Lindy Snider

