Form 10-Q
period 2022-09-30
NEXIEN BIOPHARMA, INC.
filed 2022-11-09
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,022,196 shares as of November 9, 2022.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	September 30, 2022	June 30, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$101,148	$116,898
Prepaid - other	3,810	7,620

Total Current Assets	104,958	124,518

Total Assets	$104,958	$124,518

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$25,696	$20,395
Due to officer	45,000	45,000
Convertible note payable - related party, net of discount of $25,050 (September 30, 2022) and $30,452 (June 30, 2022)	39,950	34,548
Convertible note payable - net of discount of $15,538 (September 30, 2022) and $28,274 (June 30, 2022)	154,916	142,180

Total Current Liabilities	265,562	242,123

Total Liabilities	265,562	242,123

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 61,272,196 shares issued and outstanding -September 30, 2022; 60,522,196 shares issued and outstanding -June 30, 2022	6,127	6,052
Additional paid in capital	10,810,851	10,759,051
Stock payable	50,750	50,750
Common stock subject to forfeiture	-	-
Accumulated deficit	(11,028,332)	(10,933,458)

Total Stockholders’ (Deficit)	(160,604)	(117,605)

Total Liabilities and Stockholders’ (Deficit)	$104,958	$124,518

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021

Revenue	$-	$-

Operating expenses
Professional fees	15,260	6,040
General and administrative	59,055	108,899

Total operating expenses	74,315	114,939

Other income (expense)
Interest expense	(2,421)	(1,311)
Amortization of discount on convertible notes	(18,138)	(5,461)

Total other income (expense)	(20,559)	(6,772)

Net loss	$(94,874)	$(121,711)

Loss per share - basic and diluted	$(0.002)	$(0.002)

Weighted average shares outstanding - basic and diluted	61,074,394	55,772,196

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Comon Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ (Deficit)

Balance, June 30, 2022	60,522,196	$6,052	$10,759,051	$50,750	$-	$(10,933,458)	$(117,605)

Common stock issued to officers	750,000	75	50,675	-	-	-	50,750
Imputed interest on related party advance	-	-	1,125	-	-	-	1,125
Net (loss)	-	-	-	-	-	(94,874)	(94,874)

Balance, September 30, 2022	61,272,196	$6,127	$10,810,851	$50,750	$-	$(11,028,332)	$(160,604)

Balance, June 30, 2021	55,772,196	$5,577	$10,476,004	$35,000	$(223,255)	$(10,307,101)	$(13,775)

Amortization of CRx shares	-	-	-	-	60,000	-	60,000
Common stock issuable to officers	-	-	-	35,500	-	-	35,500
Net loss	-	-	-	-	-	(121,711)	(121,711)

Balance, September 30, 2021	55,772,196	$5,577	$10,476,004	$70,500	$(163,255)	$(10,428,812)	$(39,986)

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash flows from operating activities
Net loss	$(94,874)	$(121,711)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for CRx Acquisition	-	60,000
Imputed interest on related party advances	1,125	-
Stock issued to officers and director	50,750	35,500
Amortization of discount on convertible debt - related	5,402	5,461
Amortization of discount on convertible debt	12,736	-
Changes is assets and liabilities
(Increase) decrease in prepaids	3,810	3,750
Increase in accounts payable and accrued expenses	5,301	2,653
Cash used in operating activities	(15,750)	(14,347)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash provided by financing activities	-	-

Net increase in cash and cash equivalents	(15,750)	(14,347)
Cash and cash equivalents, beginning of period	116,898	18,041
Cash and cash equivalents, end of period	$101,148	$3,694

See accompanying notes to these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Basis of Presentation

Nexien BioPharma, Inc. (the “Company” or “Nexien”) was incorporated in the State of Michigan on November 10, 1952 as Gantos, Inc., and reincorporated in the State of Delaware in 2008, changing its name to Kinder Holding Corp. In October 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a Colorado corporation (“BioPharma”), incorporated on March 27, 2017, through an exchange of shares (the “Share Exchange Transaction”) and changed its name to Intiva BioPharma Inc. In September 2018, the Company changed its name to Nexien BioPharma, Inc.

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $11,028,332. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At September 30, 2022, the Company had a working capital deficit of $160,604. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at September 30, 2022 and June 30, 2022.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2022 and June 30, 2022, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2022 and June 30, 2022, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at September 30, 2022 and June 30, 2022, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2022, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 7,995,000 shares, (ii) warrants – convertible into 5,529,409 shares and (iii) promissory notes – convertible into 6,597,414 shares.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Advertising Expenses

Advertising expenses are charged to operations as incurred. There were no advertising expenses incurred during the three months ended September 30, 2022 and 2021.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2022 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Note 6– Stockholders’ Equity

Common stock

The Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, and authorized the issuance of a total of 1,000,000 shares of common stock of the Company to its Chief Operating Officer with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. At September 30, 2022, the Company has included as stock payable the $50,750 fair value of the aggregate 750,000 shares due to the officers.

During the three months ended September 30, 2022, the Company issued shares of its common stock as follows:

●	750,000 shares (250,000 to each of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) as consideration for their services to the Company. The shares were valued at $50,750 based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

Options

A summary of option activity during the three months ended September 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2022	7,995,000	$0.26	3.7
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable -September 30, 2022	7,995,000	$0.26	3.5

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6– Stockholders’ Equity (continued)

Warrants

A summary of warrant activity during the three months ended September 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2022	5,529,409	$0.0429	3.36
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – September 30, 2022	5,529,409	$0.0429	3.10

Note 7 – Convertible Notes Payable

Convertible note purchase agreement

On January 18, 2022, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note, due January 18, 2023, in the principal amount of $170,454 (the “Note”). The Company received net proceeds of $146,750 from the note, after Quick Capital’s legal fees of $3,250, and an original issuance discount of 12% ($23,704). In connection with the Note issuance, Quick Capital was also issued 500,000 restricted shares of the Company’s common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share). These issuances were valued and then using the relative fair value method on the cash received on the note began with an unamortized discount totaling $27,383. At September 30, 2022 and June 30, 2022, the balance due on the Note is $154,916 (net of unamortized discount of $15,538) and $142,180 (net of unamortized discount of $28,274), respectively.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Convertible Notes Payable (continued)

The Company has recorded the original issue discount, legal fees, financing shares and warrants of the notes, aggregating $51,087 as a discount to the note. The fair value for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the three months ended September 30, 2022, $12,736 was charged to operations for amortization of the recorded discount.

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

At September 30, 2022 and June 30, 2022, $39,950 (net of discount of $25,050) and $34,548 (net of discount of $30,452), respectively, was due under the financing agreements. During the three months ended September 30, 2022 and 2021, $5,402 and $5,461, respectively, was charged to operations for amortization of the Beneficial Conversion Feature.

Note 8 – Related Party Transactions

As of September 30, 2022 and June 30, 2022, the Company’s Chief Executive Officer had advanced an aggregate $45,000 to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand. At September 30, 2022 and June 30, 2022, the Company has recorded a current liability to the officer of $45,000. The Company has recorded imputed interest on the advances at a rate of 10% for the three months ended September 30, 2022 in the amount of $1,125.

During the year ended June 30, 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023. During the three months ended September 30, 2022, the Company issued 750,000 shares of common stock, valued at $50,750, to the officers.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Related Party Transactions (continued)

As discussed in Note 7, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings $65,000. At September 30, 2022 and June 30, 2022, $39,950 (net of discount of $25,050) and $34,548 (net of discount of $30,452), respectively, was due under the financing agreements.

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

Note 9- Commitments and Contingencies

At September 30, 2022 there were no legal proceedings against the Company.

Note 10 – Subsequent Events

In October 2022, the Company issued an aggregate 750,000 shares of common stock, valued at $50,750, to its officers, for services rendered pursuant to Board of Directors authorization.

The Company has analyzed its operations subsequent to September 30, 2022 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three months ended September 30, 2022 and 2021. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2022 and 2021.

Overview

We are engaged in pursuing pre-clinical and drug development activities for certain pharmaceutical formulations that include cannabinoids. We have filed three provisional patent applications, and acquired a license covering certain intellectual property related to a drug delivery system.

As a relatively new business engaged in start-up operations and activities, we will require substantial additional funding to successfully complete any of our drug development programs. At present, we cannot estimate the substantial capital requirements needed to secure regulatory approvals for our drug candidates. We estimate that we will need to raise at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current fiscal year.

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital and the receipt of $146,750, net of financing costs, from a debt issuance during the period from inception to September 30, 2022, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital. The Company received a funding commitment from a third-party lender during the year ended June 30, 2022 and is evaluating the recommencing of research and development activities on its myotonic dystrophy project. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended September 30, 2022 as compared to September 30, 2021

Net loss for the three months ended September 30, 2022 was $94,874, a decrease in loss of $26,837 from the net loss of $121,711 reported for the three months ended September 30, 2021.

General and administrative costs of $59,055 for the three months ended September 30, 2022 includes $50,750 as the value of non-cash stock-based compensation costs for common shares issued to the Company’s officers. In comparison, general and administrative costs of $108,899 incurred for the three months ended September 30, 2021 includes non-cash charges of $60,000 for the fair value of the shares issued for the acquisition of CRX Bio Holdings LLC and $35,500 as the value of non-cash stock-based compensation costs for common shares issued to officers.

General and administrative expenses, exclusive of non-cash compensation costs, were consistent during the 2022 and 2021 periods, and consisted predominately of costs and expenses associated with the Company’s maintaining its public company status.

During the three months ended September 30, 2022 and 2021, the Company incurred $18,138 and $5,461, respectively, for amortization of discount related to the convertible debt financings. Interest expense, all related to convertible debt financings, for the 2022 and 2021 periods was $2,421 and $1,311, respectively. The increase in interest expense for 2022 is attributable to the convertible debt financing of January 2022.

There were no research and development costs for the periods ended September 30, 2022 and 2021 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $15,260 for the three months ended September 30, 2022 increased by $9,220 from $6,040 for the period ended September 30, 2021. Fees for the 2022 period consisted of legal fees for securities related matters and fees for annual audit and filing of Form 10K and other required tax and regulatory filings. Fees for the 2021 period included partial fee incurrence for the 2021 fiscal year annual audit as the audit was completed in October 2021, whereas the 2022 audit was completed in September 2022.

During the three months ended September 30, 2022, the Company issued 250,000 shares of common stock to each of three officers for services rendered to the Company.

Liquidity and Capital Resources

At September 30, 2022, we had a working capital deficit of $160,604 and cash of $101,148, as compared to a working capital deficit of $117,605 and cash of $116,898 at June 30, 2022. The decrease in both working capital and cash was due primarily to the utilization of existing cash for operating activities during the three months ended September 30, 2022. Substantially all available funds were being utilized solely for maintaining corporate operations as a public company. We used $15,750 of cash for operating activities during the three months ended September 30, 2022.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through September 30, 2022, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will continue to be successful in raising additional funds through equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will require at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current fiscal year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $2.1 million, in equity capital (including exercised warrants) and $146,750 in debt financings, and we may be expected to require a minimum of $50,000 in capital during the remainder of the fiscal year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

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

Off-Balance Sheet Arrangements

At September 30, 2022 and June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of September 30, 2022 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of September 30, 2022, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Risk Factors in our Form 10-K as filed with the SEC on September 28, 2022, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2022, we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
July 2022	Richard Greenberg	250,000 shares of Common Stock	Compensation

July 2022	Evan Wasoff	250,000 shares of Common Stock	Compensation

July 2022	Robert Goldfarb	250,000 shares of Common Stock	Compensation

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Merger (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (2)
3.5	Certificate of Amendment to Certificate of Incorporation (3)
3.6	Bylaws (1)
10.1	2017 Stock Incentive Plan (2)
10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (2)
10.3	2018 Equity Incentive Plan (2)
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (3)
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (4)
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg (5)
10.7	Note Purchase Agreement dated January 18, 2022 between and Company and Quick Capital, LLC (6)
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC (6)
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC (6)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended September 30, 2022, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(3)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 11, 2021.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed January 21, 2022.
(7)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: November 9, 2022	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

