Form 10-K
period 2023-06-30
NEXIEN BIOPHARMA, INC.
filed 2023-09-28
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,592,198 as of December 31, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 64,772,196 shares as of September 25, 2023.

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

The effect of the Cole Memo’s rescission remains to be seen. Since 1980, when chapter 9-27.000 of the U.S. Attorney’s Manual was originally promulgated, the United States has undergone a dramatic shift in both national and state-level marijuana policy. In 1980, there were no states in the U.S. with marijuana decriminalization or legalization statutes. As of June 30, 2023, a majority of the states and the District of Columbia have enacted medical marijuana legislation in some form, with additional states considering similar legalization measures. As a result, the manner in which the factors identified in chapter 9-27.000 of the U.S. Attorney’s Manual (e.g. “seriousness of the crime,” “deterrent effect of criminal prosecution,” and cumulative impact . . . in the community”) are considered and interpreted today as a matter of prosecutorial discretion, will likely be different than the way in which they were considered and interpreted in 1980.

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

Research and Development Activities

We have incurred no costs during the fiscal years ended June 30, 2023 and 2022, on research and development for the Company.

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

The audited financial statements of BioPharma included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2023, the Company had a working capital deficit of $252,007. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. We have incurred an accumulated deficit of $11,295,360 since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock.

Based on our financial history, in its report on the financial statements for the year ended June 30, 2023, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date, we have not generated any revenues and we do not anticipate generating any significant revenues during the current fiscal year.

Notwithstanding BioPharma’s success in raising approximately $2.1 million from the sale of its equity securities from inception in 2017 through June 2023, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, find strategic or financial partners for a specific drug candidate, or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The Company has negative cash flow for the financial year ended June 30, 2023.

The Company had negative operating cash flow for the financial year ended June 30, 2023. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete any of our drug development projects

Our research operations are expected to require significant cash expenditures. We expect to spend substantial and increasing amounts to conduct our planned research and development, including preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals to eventually market and commercialize any of our drug candidates. As of June 30, 2023, we had $35,147 in cash and cash equivalents. Through June 2023, we have raised approximately $2.1 million in equity under private placement offerings and completed a debt financing resulting in $146,750 of net proceeds. We believe that current cash is sufficient to fund our overhead operations through the remainder of calendar 2023. As discussed below, determining a budget is subject to a number of factors. In general, this estimate may higher if our research efforts prove to be successful or lower if the research efforts are not fruitful. Any progress we make in our research efforts is uncertain because it is difficult to predict our budget for our drug development activities due to numerous factors, including, without limitation, the rate of progress of preclinical studies, clinical trials, the results of preclinical studies and clinical trials for such indication and the costs and timing of seeking and obtaining regulatory approvals for clinical trials. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently anticipated due to changing circumstances beyond our control. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act and could adversely affect the market price of our Common Stock. As of September 25, 2023 we have 64,772,196 shares of Common Stock outstanding, of which 52,621,069 are restricted due to applicable federal securities laws. As restrictions on the resale of shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time.

If holders of restricted securities sell a large number of shares pursuant to Rule 144, they could adversely affect the market price for our Common Stock, over which we will likely have no control.

You may experience dilution of your ownership interest because of the potential of future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of Common Stock, par value $0.0001 per share, of which 64,772,196 shares of Common Stock are outstanding as of September 25, 2023.

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

As of September 25, 2023, our directors and executive officers and stockholders holding more than 5% of our Common Stock own of record and beneficially, in the aggregate, approximately 63% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise considerable influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the years ended June 30, 2023 and 2022.

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

	Price Range
Period	High	Low
Year Ended June 30, 2022:
First Quarter	$0.15	$0.06
Second Quarter	$0.11	$0.07
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.08	$0.06
Year Ended June 30, 2023:
First Quarter	$0.10	$0.05
Second Quarter	$0.08	$0.04
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.06	$0.02

As of September 25, 2023, the closing price for the Common Stock was $0.04 per share.

As of September 25, 2023, our shares of Common Stock were held by 742 stockholders of record. The transfer agent of our Common Stock is Standard Registrar and Transfer Company, Inc., whose telephone number is: (801) 571-8844.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of June 30, 2023

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,995,000	$0.26	6,682,730
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	7,995,000		6,682,730

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2023, all 5,233,333 shares issued have been vested.

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2023, 7,995,000 stock options were granted and exercisable.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2023, we issued 750,000 shares of common stock as compensation to our officers and directors; and issued to Quick Capital, LLC 500,000 shares of common stock as consideration for entering into a loan extension agreement.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended June 30, 2023 and 2022. This MD&A should be read in conjunction with our financial statements as of June 30, 2023 and 2022. See section entitled “Forward-Looking Statements” above.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to June 30, 2023, and the receipt of $146,750, net of financing costs, from a debt issuance in January 2022, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital and intends to recommence research and development activities on its myotonic dystrophy project from the proceeds of its funding in January 2022. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations

Net loss for the year ended June 30, 2023 was $361,902 compared to the net loss of $626,357 for the year ended June 30, 2022, a decrease of $264,455 As explained below, a significant portion of the losses for 2023 and 2022 is attributable to significant stock-based compensation costs, the fair value of common stock issued for the CRx acquisition, and the fair value of warrants issued in conjunction with convertible debt financings.

The Company incurred professional fees of $35,660 for the year ended June 30, 2023, an increase of $2,430 from $33,230 for the year ended June 30, 2022. Fees for 2023 and 2022 were for SEC regulatory and statutory filings and annual audit and quarterly review fees to our auditor.

General and administrative costs of $246,948 for the year ended June 30, 2023 includes $203,000 of non-cash stock-based compensation costs for common shares issued to officers and directors. General and administrative costs for the year ended June 30, 2022 of $530,762 includes $155,750 of non-cash stock-based compensation costs for common shares issued to officers of the Company, $223,255 for the vesting of shares issued to CRx subject to forfeiture and the fair value of warrants issued in conjunction with our 2022 third-party convertible debt financing of $110,264.

Exclusive of stock-based compensation costs, general and administrative costs for the year ended June 30, 2023 were $43,948 an increase of $2,456 from the June 30, 2022 comparable costs of $41,492.

The Company incurred interest expense of $29,531 and $17,945 during the years ended June 30, 2023 and 2022, respectively, for interest on debt offerings during the periods, including $4,500 and $3,625, respectively, of imputed interest on advances from the Company’s CEO, and $20,000 fair value of common shares issued to Quick Capital, LLC (“Quick Capital”) as consideration for entering into a loan extension agreement.

At June 30, 2023 and 2022 the Company had outstanding convertible notes in the principal amounts of $65,000 to its CEO and a shareholder, and $170,454 to Quick Capital.

During the years ended June 30, 2023 and 2022, the Company incurred $49,763 and $44,420, respectively, for interest and amortization of discount related to the convertible debt financings.

There were no research and development costs incurred for the years ended June 30, 2023 and 2022, due to the Company’s limited financial resources and availability of research personnel.

Liquidity and Capital Resources

At June 30, 2023, we had a working capital deficit of $252,007 and cash of $35,147 as compared to a working capital deficit of $117,605 and cash of $116,898 at June 30, 2022. The increase in working capital deficit and decrease in cash was due primarily to substantially all available funds being utilized solely for maintaining corporate operations as a public company. In the year ended June 30, 2022, we received $174,000 from financings, consisting of $146,750 in funding from a convertible debt financing with Quick Capital, an unrelated lender, a non-interest-bearing advance from our CEO for working capital in the amount of $25,000 and $2,250 from the exercise of warrants by a third party. There was no infusion of cash from financings in the year ended June 30, 2023. During the year ended June 30, 2023 we used $81,751 for operating activities, as compared to utilization of $75,143 for operating activities during the year ended June 2022. In May 2023, the Company and Quick Capital entered into a loan extension agreement for the convertible note from Quick Capital due in January 2023. Under the terms of the extension agreement, the maturity date of the loan was extended to June 30, 2023, interest on the unpaid balance of $170,454 is accruing at 12% and the Company issued Quick 500,000 shares of its common stock, with a fair value of $20,000, as consideration for entering into the extension agreement. The Company and Quick Capital are in discussions for an additional extension to the note.

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

As of June 2023, the Company’s Chief Executive Officer has advanced an aggregate $45,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through June 30, 2023, and the completion of a debt financing agreement resulting in the receipt of $146,750 in January 2022, there can be no assurance that we will continue to be successful in raising equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we have sufficient capital resources to maintain our existence as a public company for the remainder of the current calendar year.

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

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2023 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

At June 30, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of June 30, 2023 and 2022 and are included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Nexien BioPharma, Inc.

For the years ended June 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nexien BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nexien BioPharma, Inc. (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

Houston, TX

September 28, 2023

Nexien BioPharma, Inc.

Consolidated Balance Sheets

June 30, 2023 and 2022

	2023	2022
Assets
Current Assets
Cash	$35,147	$116,898
Prepaid - other	7,980	7,620

Total Current Assets	43,127	124,518

Total Assets	$43,127	$124,518

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$23,643	$20,395
Due to officer	45,000	45,000
Convertible note payable - related party, net of discount of $8,963 (2023) $30,452 (2022)	56,037	34,548
Convertible note payable - net of discount of $28,274 (2022)	170,454	142,180

Total Current Liabilities	295,134	242,123

Total Liabilities	295,134	242,123

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 64,022,196 shares issued and outstanding -June 30, 2023; 60,522,196 shares issued and outstanding -June 30, 2022	6,402	6,052
Additional paid in capital	10,986,201	10,759,051
Stock payable	50,750	50,750
Accumulated deficit	(11,295,360)	(10,933,458)

Total Stockholders’ (Deficit)	(252,007)	(117,605)

Total Liabilities and Stockholders’ (Deficit)	$43,127	$124,518

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2023 and 2022

	2023	2022

Revenue	$-	$-

Operating expenses
Professional fees	35,660	33,230
General and administrative	246,948	530,762

Total operating expenses	282,608	563,992

Other income (expense)
Interest expense	(29,531)	(17,945)
Amortization of discount on convertible notes	(49,763)	(44,420)
	.	.
Total other income (expense)	(79,294)	(62,365)

Net loss	$(361,902)	$(626,357)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	62,333,322	57,860,108

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Years ended June 30, 2022 and 2023

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Common Stock Subject to Forfeiture	Accumulated Deficit	Total Stockholders’ (Deficit)

Balance, June 30, 2021	55,772,196	$5,577	$10,476,004	$35,000	$(223,255)	$(10,307,101)	$(13,775)

Amortization of CRx shares	-	-	-	-	223,255	-	223,255
Common stock issued to officers	2,000,000	200	139,800	15,750	-	-	155,750
Warrant issued for consulting services	-	-	110,264	-	-	-	110,264
Exercise of warrant issued for consulting services	2,250,000	225	2,025	-	-	-	2,250
Common stock issued for convertible debt financing	500,000	50	18,508	-	-	-	18,558
Warrant issued for convertible debt	-	-	8,825	-	-	-	8,825
Imputed interest on related party advance	-	-	3,625	-	-	-	3,625
Net (loss)	-	-	-	-	-	(626,357)	(626,357)

Balance, June 30, 2022	60,522,196	6,052	10,759,051	50,750	-	(10,933,458)	(117,605)

Common stock issued to officers	3,000,000	300	202,700	-	-	-	203,000
Common stock issued for loan extension	500,000	50	19,950	-	-	-	20,000
Imputed interest on related party advance	-	-	4,500	-	-	-	4,500
Net (loss)	-	-	-	-	-	(361,902)	(361,902)

Balance, June 30, 2023	64,022,196	$6,402	$10,986,201	$50,750	$-	$(11,295,360)	$(252,007)

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net loss	$(361,902)	$(626,357)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of shares issued for CRx Acquisition	-	223,255
Fair value of warrants issued	-	110,264
Imputed interest on related party advances	4,500	3,625
Stock issued to officers and director	152,250	105,000
Stock issuable to officers	50,750	50,750
Stock issued for loan extension	20,000	-
Amortization of discount on convertible debt - related	21,489	21,606
Amortization of discount on convertible debt	28,274	22,814
Changes is assets and liabilities
(Increase) decrease in prepaids	(360)	(120)
Increase in accounts payable and accrued expenses	3,248	14,020
Cash used in operating activities	(81,751)	(75,143)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible note payable	-	146,750
Cash proceeds from exercise of warrants	-	2,250
Advance from officer	-	25,000
Cash provided by financing activities	-	174,000

Net increase in cash and cash equivalents	(81,751)	98,857
Cash and cash equivalents, beginning of period	116,898	18,041
Cash and cash equivalents, end of period	$35,147	$116,898

Supplemental disclosure of non-cash investing and financing activities

Shares issued to officers for services	$203,000	$140,000
Discount on convertible debt	$-	$32,633
Shares issued for loan extension	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $11,295,360. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2023, the Company had a working capital deficit of $252,007. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2023 and 2022.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2023 and 2022, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Years Ended June 30, 2023 and 2022

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2023 and 2022, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As of June 30, 2023, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2023 and 2022, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 7,995,000 and 7,995,000 shares, respectively, (ii) warrants – convertible into 5,529,409 and 5,529,409 shares, respectively, and (iii) promissory notes – convertible into 16,337,688 and 16,337,688 shares, respectively.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

Note 3 – Summary of Significant Accounting Policies (continued)

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

Prepaid Expenses

The Company records as a prepaid current asset those costs and expenses which have a benefit period in excess of the current reporting period. These prepaid costs are amortized over the benefit period. At June 30, 2023 and 2022, the Company has recorded prepaid expenses of $7,980 and $7,620, respectively.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for years ended June 30, 2023 and 2022.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. There were no research and development expenses incurred during the years ended June 30, 2023 and 2022.

Advertising Expenses

Advertising expenses are charged to operations as incurred. There were no advertising expenses incurred during the years ended June 30, 2023 and 2022.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2023 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

Note 5 – License Agreement

Accu-Break License Agreement

In February 2018, the Company obtained a worldwide exclusive license with respect to a proprietary delivery system for cannabinoid-based medications from Accu-Break Pharmaceuticals Inc (Accu-Break), whose President was an affiliate of the Company as of the date of the agreement. The Company paid $65,000 in cash to the licensor pursuant to the terms of the agreement and issued shares of common stock, valued at $35,000, as final payment due in August 2019. The Company is required to pay milestone payments upon obtaining regulatory approval of pharmaceutical licensed products and royalties based upon sales of licensed products, and may grant sublicenses under the terms of the agreement. Although the Company has previously recognized an impairment of its capitalized costs for the license agreement under US GAAP, it retains its rights under the Accu-Break license agreement. The Company has not recorded a liability associated with the milestone provisions of the agreement as there is no assurance that the milestones will be attained.

Note 6 - Stockholders’ Equity

Common stock

The Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023; and has authorized the issuance of shares of common stock of the Company to its Chief Operating Officer with 250,000 shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through July 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. At June 30, 2023 and 2022, the Company has included as stock payable the $50,750 fair value of the aggregate 750,000 shares due to the officers at those dates.

During the year ended June 30, 2023, the Company issued shares of its common stock as follows:

●	3,000,000 shares (1,000,000 to each of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) as consideration for their services to the Company. The shares were valued at an aggregate $203,000, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

●	500,000 to Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) (see Note 7) as consideration for entering into an extension agreement on the Company’s convertible loan. The shares were valued at $0.04 per share, the closing price of the Company’s common stock as of the date of the agreement. The ascribed value of $20,000 is included as a component of interest expense on the accompanying June 30, 2023 financial statements.

During the year ended June 30, 2022, the Company issued shares of its common stock as follows:

●	2,250,000 shares, at a price of $0.001 per share, pursuant to the exercise of a warrant granted to an unrelated party. The fair value of the warrants granted of $110,264 was estimated on the date of grant using the Black-Scholes option pricing model. The Company received cash proceeds of $2,250.

●	500,000 restricted shares and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share (the “Warrant Shares”) in connection with the issuance of a convertible note with Quick Capital. The shares issued were valued at $0.053 per share, the closing price of the Company’s common stock as of the date of issuance. The fair value of the warrants granted of $8,825 was estimated on the date of grant based on the relative fair value of the cash received.

●	2,000,000 shares (1,000,000 to each of the Company’s Chief Executive Officer and Chief Financial Officer) as consideration for their services to the Company. The shares were valued at $140,000, $0.07 per share, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

Note 6 - Stockholders’ Equity (continued)

CRX Limited Liability Company Interest Purchase Agreement

During the year ended June 30, 2022, the Company charged to operations the $223,255 value of the remaining unamortized balance of shares issued in conjunction with a Limited Liability Company Interest Purchase Agreement previously entered into with the members of CRx Bio Holdings LLC, a Delaware limited liability company.

2018 Equity Incentive Plan

The Company has adopted the 2018 Equity Incentive Plan (“2018 Plan”) and has reserved 8,000,000 shares of Common Stock for issuance under the terms of the plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the prior 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. As of June 30, 2023, 6,682,730 shares are available for issuance under the 2018 Plan.

A summary of option activity during the years ended June 30, 2022 and 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2021	7,995,000	$0.26	4.5
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2022	7,995,000	$0.26	3.7
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2023	7,995,000	$0.26	2.7

Warrants

During the year ended June 30, 2022 the Company granted warrants to purchase shares of common stock as follows:

●	2,250,000 shares, at an exercise price of $0.001 per share, to an unrelated party. The fair value of the warrants granted of $110,264 was estimated on the date of grant using the Black-Scholes option pricing model. The Company received cash proceeds of $2,250 from the exercise of the warrant.

●	347,512 shares, at an exercise price of $0.075 per share, for a period of three years in conjunction with a financing agreement with an unrelated party (See Note 7). The fair value of the warrants granted of $8,825 was estimated on the date of grant based on the relative fair value of the cash received in the financing agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

Note 6 - Stockholders’ Equity (continued)

A summary of warrant activity during the years ended June 30, 2022 and 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2021	5,181,897	$0.0429	4.4
Granted	2,597,512	$0.011
Exercised	(2,250,000)	$0.001
Expired/Canceled	-
Outstanding and exercisable – June 30, 2022	5,529,409	$0.0429	3.36
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2023	5,529,409	$0.0429	2.60

Note 7 – Convertible Notes Payable

Convertible note purchase agreement

On January 18, 2022, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note, due January 18, 2023, in the principal amount of $170,454 (the “Note”). The Company received net proceeds of $146,750 from the note, after Quick Capital’s legal fees of $3,250, and an original issuance discount of 12% ($23,704). In connection with the Note issuance, Quick Capital was also issued 500,000 restricted shares of the Company’s common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share). These issuances were valued (see note 6) using the relative fair value method on the cash received on the note. At June 30, 2023 and 2022, the balance due on the Note is $170,454 and $142,180, respectively. The balance at June 30, 2022 is net of unamortized discount of $28,274. There is no debt discount at June 30, 2023, as all unamortized debt issuance costs and original issue discount, in the amount of $28,274, have been charged to operations during the year.

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

Years Ended June 30, 2023 and 2022

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

The Company has recorded the original issue discount, legal fees, financing shares and warrants of the notes, aggregating $51,087 as a discount to the note. The fair value for the expense portion of the note is being amortized over the term of the note. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. During the years ended June 30, 2023 and 2022, $28,274 and $22,814 was charged to operations for amortization of the recorded discount.

In May 2023, the Company and Quick Capital entered into an Amendment and Extension of the Note Purchase Agreement extending the maturity of the Note to June 30, 2023 under the same terms as the original Note, with interest during the extension period accruing at the rate of 12% per annum on the unpaid principal balance from the January 18, 2023 original date of maturity. In consideration for the extension of the Note, the Company issued to Quick Capital 500,000 shares of the Company’s Common Stock valued at $20,000 ($0.04 per share). The Company and Quick Capital are in discussions for additional extension of the Note.

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

At June 30, 2023 and 2022, $56,037 (net of discount of $8,963) and $34,548 (net of discount of $30,452), respectively, was due under the financing agreements. During the years ended June 30, 2023 and 2022, $21,489 and $21,606, respectively, was charged to operations for amortization of the Beneficial Conversion Feature.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

Note 8– Related Party Transactions

The Company’s Chief Executive Officer advanced $45,000 to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand. At June 30, 2023 and 2022, the Company has recorded a current liability to the officer of $45,000. The Company has recorded imputed interest on the advances at a rate of 10% for the years ended June 30, 2023 and 2022 in the amount of $4,500 and $3,625, respectively.

The Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. In June 2022, the Board of Directors authorized the issuance of shares of common stock to its Chief Operating Officer with 250,000 shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through July 1, 2023. At June 30, 2023 and 2022, the Company has included as stock payable the $50,750 fair value of the aggregate 750,000 shares due to the officers at those dates. During the years ended June 30, 2023 and 2022, the Company issued 3,000,000 and 2,000,000 shares of common stock, valued at $203,000 and $155,750, respectively, to the officers.

As discussed in Note 7, in November 2020, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings $65,000. At June 30, 2023 and 2022, $56,037 (net of discount of $8,963) and $34,548 (net of discount of $30,452), respectively, was due under the financing agreements.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2,863,000 as of June 30, 2023 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2042. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at June 30:

	2023	2022
Deferred tax asset
Net operating loss carryforward (at combined 24% statutory rate of 21% Federal and 3% State)	$688,923	$650,691
Valuation allowance	(688,923)	(650,691)
Total	$-	$-

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2023 and 2022

Note 9 – Income Taxes (continued)

The components of income tax expense are as follows for the years ended June 30:

	2023	2022

Change in net operating loss benefit	$(38,232)	$(33,370)
Change in valuation allowance	38,232	33,370
Total	$-	$-

Note 10- Commitments and Contingencies

At June 30, 2023, there were no legal proceedings against the Company.

Note 11 – Subsequent Events

In July 2023, the Company issued an aggregate 750,000 shares of common stock, valued at $50,750, to its’ officers, for services rendered pursuant to Board of Directors authorization (See Note 6).

The Company has analyzed its operations subsequent to June 30, 2023 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2023, our internal control over financial reporting was not effective.

As of June 30, 2023, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2023. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2023 to remedy such deficiencies.

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

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Richard Greenberg	74	Chief Executive Officer and Chairman of the Board of Directors
Evan Wasoff	76	Chief Financial Officer
Robert I. Goldfarb	68	Chief Operating Officer
Lindy Snider	61	Director

Richard Greenberg, 74, Chief Executive Officer and Director, has been a director since its inception in March 2017 and the Chief Executive Officer since March 2020. He has also served as Executive Vice President and a Director of Kanativa Inc. (formerly Intiva Inc). and Kanativa USA since their inception in February 2014 and August 2014, respectively. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg has served as a Subcommittee Counsel for the U.S. House of Representatives, and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency. Mr. Greenberg was a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers. Mr. Greenberg received a B.A. degree from City University of New York – Queens College and a J.D. degree from Rutgers University School of Law.

Evan Wasoff, 76, Chief Financial Officer, has over 40 years of experience as a certified public accountant. Mr. Wasoff also serves as CFO of Kanativa Inc. (formerly Intiva Inc.) From 2005 to 2012, Mr. Wasoff served as the Chief Financial Officer and compliance officer at Falcon Oil and Gas Ltd., a Canadian oil and gas exploration company with activities in Hungary, Australia, Canada and the United States. Since 2012, he has been the principal of AZCO Financial Management, LLC, located in Boulder Colorado, providing business advisory and consulting services and outsourced CFO and controllership services to publicly-reporting and private companies. Mr. Wasoff holds a Certified Public Accounting license in Colorado. He received a B.S. degree in accounting from the State University of New York at Albany, and an MBA in Finance from the University of Colorado.

Robert Goldfarb, 68, Chief Operating Officer, has over 37 years of legal experience, with much of that focused on the pharmaceutical industry. Since 2007, Mr. Goldfarb has been President and general counsel for privately-held Accu-Break Pharmaceuticals, Inc. Since 2011, he has been a director of privately-held Sustained Nano Systems LLC. Mr. Goldfarb obtained his bachelor’s degree from the University of Connecticut and his J.D. from the University of Florida. He is a member of the Florida Bar.

Lindy Snider, 61, Director, is an active entrepreneur, philanthropist and advocate for the benefits of medical cannabis. In 2003, Ms. Snider founded and created the Pennsylvania-based Lindi Skin, the first-ever skincare collection dedicated to help relieve the often-debilitating skin side-effects of individuals undergoing cancer therapies including chemotherapy and radiation. Lindi Skin represents an entirely new niche in dermatology and oncology, providing cancer patients with skin care products that bring a sense of wellness and control as they deal with the side effects of their chemotherapy and radiation treatment, which include widely known conditions of hair loss and nausea, among other side-effects. Lindi Skin helps patients address the lesser-known skin side-effects of sores, rashes, burns, flaky skin and loss of skin elasticity that often result.

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

Potential Conflicts of Interest

Since we do not have a compensation committee comprised of independent Directors, the functions that would have been performed by such committee are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own. There is also a potential conflict in that Messrs. Greenberg and Wasoff are either officers and/or directors of Kanativa USA Inc., and its parent, Kanativa Inc. which owns approximately 29.3% of outstanding shares of the Company.

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

Based solely on the review of Forms 3 and 4 received by our Company during the June 30, 2023 fiscal year, as required under Section 16(a)(2) of the Exchange Act, Richard Greenberg, Robert Goldfarb and Evan Wasoff each had two delinquent Form 4 filings.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended June 30, 2023 and 2022 (the “Named Officer”). There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Richard Greenberg (Chief Executive Officer) (3)	2023 2022	-0- -0-	70,000 70,000	-0- -0-	-0- -0-	70,000 70,000

(1)	The shares were valued at $0.124 per share, the closing trading price of the Company’s common stock as of the date of issuance.
(2)	The fair value was determined using the Black-Scholes option pricing model with the following assumptions: volatility at 152%; risk free interest rate of 0.23%; expected life of 4 years; and expected dividend rate of 0%.
(3)	Mr. Greenberg has served in this capacity since March 31, 2020.

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

The following table sets forth information with respect to stock awards for the Named Officer.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None of our executive officers or directors is a party to any employment contract. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

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

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of September 25, 2023. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Owned (2)
Kanativa USA Inc. (3)	19,000,000	29.3%
Richard Greenberg, Chief Executive Officer and Director (4)	13,187,005	19.5%
Evan Wasoff, Chief Financial Officer (5)	6,620,000	9.9%
Kanativa Ventures Inc.	5,000,000	7.7%
Alex Wasyl	3,811,500	5.9%
Robert Goldfarb, Chief Operating Officer (6)	3,278,800	5.0%
Lindy Snider, Director (7)	830,000	1.3%
All Officers and Directors (4 persons) (8)	23,915,805	33.8%

(1)	The address of each beneficial owner is 4340 E. Kentucky Avenue, Suite 206, Denver, Colorado 80246.
(2)	Applicable percentage ownership is based on 64,772,196 Shares of Common Stock outstanding as of September 25, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 25, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Kanativa USA, Inc. is a Colorado corporation that is a wholly-owned subsidiary of Kanativa Inc., a Canadian corporation.
(4)	Includes 2,750,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, 1,062,953 shares issuable upon the conversion of a promissory note, and 250,000 shares issuable as of October 1, 2023 for compensation.
(5)	Includes 2,120,000 shares purchasable under immediately exercisable stock options and 250,000 shares issuable as of October 1, 2023 for compensation.
(6)	Includes 1,000,000 shares purchasable under immediately exercisable stock options.
(7)	Includes 100,000 shares purchasable under immediately exercisable stock options.
(8)	Includes 5,970,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, 1,062,953 shares issuable upon the conversion of a promissory note, and 500,000 shares issuable as of October 1, 2023 for compensation.

To the knowledge of the Company, there are no arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Long-Term Incentive Plan (“LTIP”) and Awards

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” under which the board of directors is authorized to grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. As of June 30, 2023, all of the remaining 5,233,333 shares issued (valued at $654,167) have been vested.

2018 Equity Incentive Plan

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2023, 7,995,000 stock options granted under the 2018 Plan are outstanding.

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

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023. As of June 30, 2023 and 2022, the Company has recorded as a component of stockholders’ equity the $50,750 fair value of the shares issued in July 2023.

During the two fiscal years ended June 30, 2023, the Company’s Chief Executive Officer advanced an aggregate $45,000 to the Company for working capital and operating purposes. The advances are non-interest bearing and are repayable on demand.

Our two directors, Richard Greenberg and Lindy Snider, are two members of Kanativa’s board of directors. Evan Wasoff, the Company’s Chief Financial Officer, and Richard Greenberg are also officers of Kanativa and serve in similar positions with other subsidiaries and affiliated entities of Kanativa.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the year 2023 and to date.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table is a summary of the fees billed to us by M&K CPAS for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed for Fiscal 2023	Fees Billed for Fiscal 2022

Audit Fees (1)	$22,500	$20,000
Audit-Related Fees (2)	-	-
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$22,500	$20,000

(1)	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

(2)	Includes review of our registration statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to:

3.1	Certificate of Incorporation	Exhibit 3.1 to the registrant’s registration statement on Form 10 filed November 14, 2014
3.2	Certificate of Merger	Exhibit 3.1(i) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.3	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1(ii) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.4	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
3.5	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s annual report on Form 10-K filed September 28, 2018
3.6	Bylaws	Exhibit 3.2 to the registrant’s Form 10 registration statement filed November 14, 2014
10.1#	2017 Stock Incentive Plan	Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.	Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.3#	2018 Equity Incentive Plan	Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2018
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2020
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg	Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed February 11, 2021
10.7	Note Purchase Agreement dated January 18, 2022 between the Company and Quick Capital, LLC	Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 21, 2022
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC	Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 21, 2022
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC	Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 21, 2022
10.10	Amendment and Extension of Note Purchase Agreement dated May 8, 2023
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the registration statement on Form S-1 (File No. 333-225477) filed June 7, 2018
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Nexien BioPharma, Inc. for the fiscal year ended June 30, 2023, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: September 28, 2023	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Greenberg	Chief Executive Officer (Principal Executive Officer) and Director	September 28, 2023
Richard Greenberg

/s/ Evan Wasoff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 28, 2023
Evan Wasoff

/s/ Lindy Snider	Director	September 28, 2023
Lindy Snider

