Form 10-Q
period 2024-03-31
NEXIEN BIOPHARMA, INC.
filed 2024-05-15
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,472,196 shares as May 15, 2024.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	March 31, 2024	June 30, 2023
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$10,067	$35,147
Prepaid - other	4,200	7,980

Total Current Assets	14,267	43,127

Total Assets	$14,267	$43,127

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$44,526	$23,643
Due to officer	53,400	45,000
Convertible notes payable - related party, net of discount of $0 March 31, 2024 and $8,963 June 30, 2023	65,000	56,037
Convertible notes payable - net of discount of $18,266 March 31, 2024 and $0 June 30, 2023	176,632	170,454

Total Current Liabilities	339,558	295,134

Total Liabilities	339,558	295,134

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 67,472,196 shares issued and outstanding -March 31, 2024; 64,022,196 shares issued and outstanding -June 30, 2023;	6,747	6,402
Additional paid in capital	11,115,921	10,986,201
Stock payable	-	50,750
Accumulated deficit	(11,447,959)	(11,295,360)

Total Stockholders’ (Deficit)	(325,291)	(252,007)

Total Liabilities and Stockholders’ (Deficit)	$14,267	$43,127

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	6,665	8,760	27,830	30,180
General and administrative	9,282	60,615	63,548	186,542

Total operating expenses	15,947	69,375	91,378	216,722

Other income (expense)
Interest expense	(10,238)	(2,393)	(25,280)	(7,236)
Amortization of discount on convertible notes	(26,978)	(8,085)	(35,941)	(44,361)

Total other income (expense)	(37,216)	(10,478)	(61,221)	(51,597)

Net loss	$(53,163)	$(79,853)	$(152,599)	$(268,319)

Loss per share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.004)

Weighted average shares outstanding - basic and diluted	66,384,284	62,637,365	65,353,218	61,868,350

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total Stockholders’ (Deficit)

Nine Months Ended March 31, 2024

Balance, June 30, 2023	64,022,196	$6,402	$10,986,201	$50,750	$(11,295,360)	$(252,007)
Common stock issued to officers	750,000	75	50,675	(50,750)	-	-
Common stock to be issued to officers	-	-	-	35,000	-	35,000
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(74,918)	(74,918)
Balance, September 30, 2023	64,772,196	6,477	11,038,001	35,000	(11,370,278)	(290,800)

Common stock issued to officers	500,000	50	34,950	(35,000)	-	-
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(24,518)	(24,518)
Balance, December 31, 2023	65,272,196	6,527	11,074,076	-	(11,394,796)	(314,193)

Common stock issued as loan consideration	2,200,000	220	13,265	-	-	13,485
Discount on convertible debt	-	-	6,515	-	-	6,515
Imputed interest on related party advance	-	-	1,265	-	-	1,265
Beneficial conversion feature - related party debt	-	-	20,800	-	-	20,800
Net (loss)	-	-	-	-	(53,163)	(53,163)
Balance, March 31, 2024	67,472,196	$6,747	$11,115,921	$-	$(11,447,959)	$(325,291)

Nine Months Ended March 31, 2023

Balance, June 30, 2022	60,522,196	$6,052	$10,759,051	$50,750	$(10,933,458)	$(117,605)

Common stock issued to officers	750,000	75	50,675	(50,750)	-	-
Common stock issuable to officers	-	-	-	50,750	-	50,750
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(94,874)	(94,874)
Balance, September 30, 2022	61,272,196	6,127	10,810,851	50,750	(11,028,332)	(160,604)

Common stock issued to officers	750,000	75	50,675	(50,750)	-	-
Common stock issuable to officers	-	-	-	50,750	-	50,750
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(93,592)	(93,592)
Balance, December 31, 2022	62,022,196	6,202	10,862,651	50,750	(11,121,924)	(202,321)

Common stock issued to officers	750,000	75	50,675	(50,750)	-	-
Common stock issuable to officers	-	-	-	50,750	-	50,750
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(79,853)	(79,853)
Balance, March 31, 2023	62,772,196	$6,277	$10,914,451	$50,750	$(11,201,777)	$(230,299)

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023

Cash flows from operating activities
Net loss	$(152,599)	$(268,319)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest on related party advances	3,515	3,375
Stock issued to officers and director	35,000	152,250
Benefical convertible feature-related party debt	20,800	-
Amortization of discount on convertible debt - related	8,963	16,087
Amortization of discount on convertible debt	6,178	28,274
Changes is assets and liabilities
Decrease in prepaids	3,780	3,630
Increase in accounts payable and accrued expenses	20,883	2,012
Cash used in operating activities	(53,480)	(62,691)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible debt	20,000	-
Cash proceeds from related party advance	8,400	-
Cash provided by financing activities	28,400	-

Net increase in cash and cash equivalents	(25,080)	(62,691)
Cash and cash equivalents, beginning of period	35,147	116,898
Cash and cash equivalents, end of period	$10,067	$54,207

Supplemental cash flow items

Cash paid for interest	$-	$-
Cash paid for income taxes (net)	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt discount on convertible notes	$20,000	$-
Shares issued to officers for services from stock payable	$50,750	$-

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $11,447,959. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At March 31, 2024, the Company had a working capital deficit of $325,291. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2024 and June 30, 2023.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2024 and June 30, 2023, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended March 31, 2024 and June 30, 2023, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As at March 31, 2024 and June 30, 2023, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2024, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 7,995,000 shares, (ii) warrants – convertible into 5,529,409 shares and (iii) promissory notes – convertible into 25,316,662 shares.

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

Research and Development Expenses

Research and development expenses are charged to operations as incurred. There were no research and development expenses incurred during the three and nine months ended March 31, 2024 and 2023.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Advertising Expenses

Advertising expenses are charged to operations as incurred. There were no advertising expenses incurred during the three and nine months ended March 31, 2024 and 2023.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2024 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

During the nine months ended March 31, 2024, the Company issued shares of its common stock as follows:

●	1,250,000 shares (500,000 to each of the Company’s Chief Executive Officer and Chief Financial Officer and 250,000 to the Company’s Chief Operating Officer) as consideration for their services to the Company during the nine months ended March 31, 2024.The shares were valued at $85,750, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.
●	2,200,000 shares to Quick Capital, LLC (“Quick Capital”) as consideration for entering into a convertible loan agreement. The shares were valued at $13,485, which is included as a component of discount on convertible debt and is being amortized over the term of the loan in the accompanying March 31, 2024 financial statements (See Note 6).

Options

A summary of option activity during the nine months ended March 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2023	7,995,000	$0.26	2.7
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable -March 31, 2024	7,995,000	$0.26	2.0

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5– Stockholders’ Equity (continued)

Warrants

A summary of warrant activity during the nine months ended March 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2023	5,529,409	$0.0429	2.6
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – March 31, 2024	5,529,409	$0.0429	1.60

Note 6 – Convertible Notes Payable

Convertible note purchase agreement

(i) On January 18, 2022, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note, due January 18, 2023, in the principal amount of $170,454 (the “Note”). The Company received net proceeds of $146,750 from the note, after Quick Capital’s legal fees of $3,250, and an original issuance discount of 12% ($20,454). In connection with the Note issuance, Quick Capital was also issued 500,000 restricted shares of the Company’s common stock and a three-year warrant (the “Warrant”) to purchase up to an aggregate of 347,512 restricted shares of the Company’s common stock at an exercise price of $0.075 per share). These issuances were valued using the relative fair value method of the cash received on the note. The Note is convertible into shares of common stock at a conversion price of $0.035 per share.

There is no debt discount at March 31, 2024 and June 30, 2023, as all unamortized debt issuance costs and original issue discount had previously been charged to operations. During the year ended June 30, 2023, $28,274 was charged to operations for amortization of the recorded discount.

In May 2023, the Company and Quick Capital entered into an Amendment and Extension of the Note Purchase Agreement extending the maturity of the Note to June 30, 2023 under the same terms as the original Note, with interest during the extension period accruing at the rate of 12% per annum on the unpaid principal balance from the January 18, 2023 original date of maturity. In consideration for the extension of the Note, the Company issued to Quick Capital 500,000 shares of the Company’s Common Stock valued at $20,000 ($0.04 per share). Quick Capital extended the Note through March 31, 2024, and the Company and Quick Capital are in discussions for further extension of the Note. At March 31, 2024, the Company has recorded accrued interest of $24,265 on the outstanding principal balance of $170,454.

(ii) On February 14, 2024, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a six-month convertible promissory note, due August 14, 2024, in the principal amount of $24,444, with simple interest at the rate of 12% per annum (default interest at 24% per annum). The Company received net proceeds of $20,000 from the note, after Quick Capital’s legal fees of $2,000, and an original issuance discount of 10% ($2,444). The note is convertible into shares of common stock at a conversion price of $0.02 per share. In connection with the note issuance, Quick Capital was also issued 2,200,000 restricted shares of the Company’s common stock valued at $13,485. At March 31, 2024 the face amount of the note was included in discount on convertible debt and is being amortized over the term of the loan. At March 31, 2024, the Company has recorded accrued interest of $367 on the outstanding principal balance of $24,444, and amortization of discount in the amount of $6,178.

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

The Company had recorded the conversion feature as a Beneficial Conversion Feature. The fair value of $65,000 for the expense portion of the notes is being amortized over the term of the notes. As the warrants exceeded the value of the notes themselves, the discount is the entire amount of the notes. This fair value has been determined based on the current trading prices of the Company’s common stock. Management has determined that this treatment is appropriate given the uncertain nature of the value of the Company and its stock, and there will be no revaluations until the note is paid or redeemed for stock. The note holders have agreed not to convert the loans unless sufficient shares of common stock are available for conversion.

At March 31, 2024 and June 30, 2023, $65,000 (net of discount of $0) and $56,037 (net of discount of $8,963), respectively, was due under the financing agreements. During each of the nine months ended March 31, 2024 and 2023, $8,963 and $16,087, respectively, was charged to operations for amortization of the Beneficial Conversion Feature of the related party convertible notes payable.

The noteholders agreed to extend the due date of the loans through June 30, 2024 under the same terms and conditions as the original note. The Company has accrued interest on the notes at the default interest rate of 18% per annum from November 24, 2023 through March 31, 2024; has adjusted the conversion price to $0.02 per share; and has charged to operations during the three months ended March 31, 2024 the value of the Beneficial Conversion Feature of $20,800, based on the repriced conversion price to $0.02 per share.

Note 7 – Related Party Transactions

As of March 31, 2024 and June 30, 2023, the Company’s Chief Executive Officer had advanced an aggregate $53,400 and $45,000, respectively, to the Company for working capital and operating purposes, of which $8,400 was advanced during the nine months ended March 31, 2024. The advances are non-interest bearing, repayable on demand and recorded as a current liability. The Company has recorded imputed interest on the advances at a rate of 10% for each of the nine months ended March 31, 2024 and 2023 in the amounts of $3,515 and $3,375, respectively.

During the year ended June 30, 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. In June 2022, the Board of Directors authorized the issuance of a total of 1,250,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2022 and continuing every three months through July 1, 2023. During the nine months ended March 31, 2024 and 2023 the Company issued 1,250,000 shares of common stock, valued at $85,750, and 2,250,000 shares of common stock, valued at $152,250, respectively, to the officers.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Related Party Transactions (continued)

As discussed in Note 6, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings of $65,000. At March 31, 2024 and June 30, 2023, $65,000 and $56,037 (net of discount of $0 and $8,963), respectively, was due under the financing agreements.

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

Note 8- Commitments and Contingencies

At March 31, 2024 there were no legal proceedings against the Company.

Note 9 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2024 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the three and nine months ended March 31, 2024 and 2023. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2023.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital and the receipt of $166,750, net of financing costs, from debt issuances during the period from inception to March 31, 2024 there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that we will generate revenues from our research and development activities related to our drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended March 31, 2024 as compared to March 31, 2023

Net loss for the three months ended March 31, 2024 was $53,163, a decrease in loss of $26,690 from the net loss of $79,853 reported for the three months ended March 31, 2023.

General and administrative costs were $9,282 for the three months ended March 31, 2024, consisting solely of operating expenses to maintain the Company’s status as a public reporting entity. In comparison general and administrative costs of $60,615 for the three months ended March 31, 2023 includes $50,750 as the value of non-cash stock-based compensation costs for common shares issued to the Company’s officers.

General and administrative expenses, exclusive of non-cash compensation costs, were consistent during the 2024 and 2023 periods, and consisted predominately of costs and expenses associated with the Company’s maintaining its public company status.

During the three months ended March 31, 2024 and 2023, the Company incurred $26,978 and $8,085, respectively, for discount related to the convertible debt financings, including $20,800 for the Beneficial Conversion Feature of the repriced conversion rate for related party convertible debt during the 2024 period. Interest expense for the three months ended March 31, 2024 was $10,238, and included imputed interest for non-interest bearing advances from an officer of the Company of $1,265. Imputed interest for non-interest bearing advances from an officer of the Company was $1,125 for the three months ended March 31, 2023.

There were no research and development costs for the periods ended March 31, 2024 and 2023 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $6,665 for the three months ended March 31, 2024 decreased by $2,095 from $8,760 for the period ended March 31, 2023. Fees for the 2024 and 2023 periods consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory.

During the three months ended March 31, 2023, the Company issued 250,000 shares of common stock to each of three officers for services rendered to the Company.

Results of Operations for the nine months ended March 31, 2024 as compared to March 31, 2023

Net loss for the nine months ended March 31, 2024 was $152,599, a decrease in loss of $115,720 from the net loss of $268,319 reported for the nine months ended March 31, 2023.

General and administrative costs of $63,548 for the nine months ended March 31, 2024 includes $35,000 as the value of non-cash stock-based compensation costs for common shares issued to the Company’s officers. In comparison, general and administrative costs of $186,542 incurred for the nine months ended March 31, 2023 includes non-cash charges of $152,250 as the value of non-cash stock-based compensation costs for common shares issued to officers.

General and administrative expenses, exclusive of non-cash compensation costs, were consistent during the 2024 and 2023 periods, and consisted predominately of costs and expenses associated with the Company’s maintaining its public company status.

During the nine months ended March 31, 2024 and 2023, the Company incurred $35,941 and $44,361, respectively, for discount related to the convertible debt financings, including $20,800 for the Beneficial Conversion Feature of the repriced conversion rate for related party convertible debt in the 2024 period. Interest expense for the nine months ended March 31,2024 was $25,280, and includes imputed interest for non-interest bearing advances from an officer of the Company of $3,515. Imputed interest for non-interest bearing advances from an officer of the Company was $3,375 for the nine months ended March 31, 2023.

There were no research and development costs for the periods ended March 31, 2024 and 2023 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $27,830 and $30,180 for the nine months ended March 31, 2024 and 2023, respectively, consists of legal fees for securities related matters and fees for auditor annual audit and quarterly review and other required tax and regulatory filings.

During the nine months ended March 31, 2024 and 2023, the Company issued to three officers for services rendered to the Company 1,250,000 and 2,250,000 shares of common stock, respectively.

At March 31, 2024 and June 30, 2023, the Company had outstanding convertible notes in the principal amounts of $65,000 and $65,000, respectively, to its CEO and a shareholder; and convertible notes to Quick Capital in the face amount of $194,898 (2024) and $170,454 (2023).

Liquidity and Capital Resources

At March 31, 2024, we had a working capital deficit of $325,291 and cash of $10,067, as compared to a working capital deficit of $252,007 and cash of $35,147 at June 30, 2023. The decrease in both working capital and cash was due primarily to the utilization of existing cash for operating activities during the nine months ended March 31, 2024. Substantially all available funds were being utilized solely for maintaining corporate operations as a public company. We used $53,480 of cash for operating activities during the nine months ended March 31, 2024, and received cash from investing activities of $28,400 during the period.

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

In May 2023, the Company and Quick Capital entered into a loan extension agreement for the convertible note from Quick Capital due in January 2023. Under the terms of the extension agreement, the maturity date of the loan was extended to June 30, 2023, interest on the unpaid balance of $170,454 is accruing at 12% and the Company issued Quick Capital 500,000 shares of its common stock, with a fair value of $20,000, as consideration for entering into the extension agreement. The Company and Quick Capital are in discussions for further extension of the note.

On January 30, 2024, the Company’s Chief Executive Officer advanced $8,400 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable upon demand.

On February 14, 2024, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a six-month convertible promissory note, due August 14, 2024, in the principal amount of $24,444, with simple interest at the rate of 12% per annum. The Company received net proceeds of $20,000 from the note, after Quick Capital’s legal fees of $2,000, and an original issuance discount of 10%. In connection with the note issuance, the Company issued to Quick Capital 2,200,000 restricted shares of the Company’s common stock valued at $13,485.

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through March 31, 2024, and the completion of a debt financing agreement resulting in the receipt of $166,750 net proceeds, there can be no assurance that we will continue to be successful in raising additional funds through equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will require at a minimum $50,000 just to maintain our existence as a public company for the remainder of the current fiscal year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

Through March 31, 2024, we raised approximately $2.1 million, in equity capital (including exercised warrants) and $166,750, net, in debt financings, and we may be expected to require a minimum of $50,000 in capital during the remainder of the current fiscal year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Any revenues are expected to come from our drug development projects, which will take several years if successful. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected. Accordingly, while management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

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

Off-Balance Sheet Arrangements

At March 31, 2024 and June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of March 31, 2024 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2024, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2024, we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
February 2024	Quick Capital,LLC	2,200,000 shares of Common Stock	Financing fee

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Merger (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (2)
3.5	Certificate of Amendment to Certificate of Incorporation (3)
3.6	Bylaws (1)
10.1	2017 Stock Incentive Plan (2)
10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (2)
10.3	2018 Equity Incentive Plan (2)
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (3)
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (4)
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg (5)

10.7	Note Purchase Agreement dated January 18, 2022 between the Company and Quick Capital, LLC (6)
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC (6)
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC (6)
10.10	Amendment and Extension of Note Purchase Agreement dated May 8, 2023 (7)
10.11	Note Purchase Agreement dated February 14, 2024 between the Company and Quick Capital, LLC
10.12	Convertible Promissory Note dated February 14, 2024 issued to Quick Capital, LLC
10.13	Amendment and Second Extension of Note Purchase Agreement between the Company and Richard Greenberg dated February 29, 2024
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended March 31, 2024, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) Statements of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements (8)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(3)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 11, 2021.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed January 21, 2022.
(7)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2023.
(8)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: May 15, 2024	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

