Form 10-K
period 2024-06-30
NEXIEN BIOPHARMA, INC.
filed 2024-10-22
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $686,961 as of December 31, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 70,772,196 shares as of October 22, 2024.

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

As of October 13, 2017, the Company completed a reverse acquisition of Intiva BioPharma Inc., a private Colorado corporation (“Colorado BioPharma”). In connection with the completion of the reverse merger the Company changed its name to Intiva BioPharma Inc. on November 8, 2017.

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

On August 13, 2019 we filed a pre-IND meeting request to discuss the requirements for submission of an Investigation New Drug Application for a combination of Cannabidiol and THC Sublingual Tablet for muscle relaxation in patients with myotonic dystrophy and for the treatment of myotonia. On October 8, 2019 we received written responses from the FDA to the questions we raised in the pre-IND meeting request. We are presently evaluating the responses as we seek to move our development plan forward.

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

The Sessions Memo instructs federal prosecutors to disregard the previous Obama-era Cole Memo guidance, and instead follow “the well-established principles that govern all federal prosecutions as reflected in chapter 9-27.000 of the U.S. Attorney’s Manual.” The Sessions Memo continues, stating, “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes in the community.”

The effect of the Cole Memo’s rescission remains to be seen. Since 1980, when chapter 9-27.000 of the U.S. Attorney’s Manual was originally promulgated, the United States has undergone a dramatic shift in both national and state-level marijuana policy. In 1980, there were no states in the U.S. with marijuana decriminalization or legalization statutes. As of June 30, 2024, a majority of the states and the District of Columbia have enacted medical marijuana legislation in some form, with additional states considering similar legalization measures. As a result, the manner in which the factors identified in chapter 9-27.000 of the U.S. Attorney’s Manual (e.g. “seriousness of the crime,” “deterrent effect of criminal prosecution,” and cumulative impact . . . in the community”) are considered and interpreted today as a matter of prosecutorial discretion, will likely be different than the way in which they were considered and interpreted in 1980.

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

Research and Development Activities

We have incurred no costs during the fiscal years ended June 30, 2024 and 2023, on research and development for the Company.

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

The audited financial statements of BioPharma included in this Annual Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2024, the Company had a working capital deficit of $361,249. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. We have incurred an accumulated deficit of $11,534,473 since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock.

Based on our financial history, in its report on the financial statements for the year ended June 30, 2024, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date, we have not generated any revenues and we do not anticipate generating any significant revenues during the current fiscal year.

Notwithstanding BioPharma’s success in raising approximately $2.1 million from the sale of its equity securities from inception in 2017 through June 2024, and the completion of a debt financing agreement resulting in the receipt of $194,898 through June 30, 2024, there can be no assurance that we will be able to continue to raise equity and/or debt capital from investors on terms and conditions satisfactory to the Company, find strategic or financial partners for a specific drug candidate, or have adequate capital resources required by us to fund our current and future planned operations. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

The Company has negative cash flow for the financial year ended June 30, 2024.

The Company had negative operating cash flow for the financial year ended June 30, 2024. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company.

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

Our ability to generate revenue and become profitable depends upon our ability to obtain regulatory approval for any of our drug development projects. Even if we are able to successfully achieve regulatory approval for any of our drug candidates, we do not know when any of these drugs will generate revenues, if at all. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our drug candidates. The amounts of future losses are uncertain and will depend, in part, on the rate of growth of our research and development expenses as well as other operating expenses. We are unable to predict the timing or amount of these expected increases in operating expenses. If we are able to obtain approval for any of our drug candidates, we will incur significant costs associated with commercializing our drug candidates.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete any of our drug development projects

Our research operations are expected to require significant cash expenditures. We expect to spend substantial and increasing amounts to conduct our planned research and development, including preclinical testing and clinical trials of our drug candidates, to seek regulatory approvals to eventually market and commercialize any of our drug candidates. As of June 30, 2024, we had $4,183 in cash and cash equivalents. Through June 2024, we have raised approximately $2.1 million in equity under private placement offerings and completed a debt financing resulting in $166,750 of net proceeds. We believe that current cash is not sufficient to fund our overhead operations through the remainder of calendar 2024. As discussed below, determining a budget is subject to a number of factors. In general, this estimate may be higher if our research efforts prove to be successful or lower if the research efforts are not fruitful. Any progress we make in our research efforts is uncertain because it is difficult to predict our budget for our drug development activities due to numerous factors, including, without limitation, the rate of progress of preclinical studies, clinical trials, the results of preclinical studies and clinical trials for such indication and the costs and timing of seeking and obtaining regulatory approvals for clinical trials. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently anticipated due to changing circumstances beyond our control. Our future capital requirements may depend on a wide range of factors, including, but not limited to:

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

At present, our Common Stock is subject to quotation on the OTC pink sheets under the symbol “NXEN”. There is only a limited and non-liquid public trading market for our Common Stock and there can be no assurance that a more liquid market will ever develop or be sustained. Market liquidity will depend on the perception of our business and any steps that our management might take to bring public awareness of our business to the investing public within the parameters of the federal securities laws. We can provide no assurance that there will be any awareness generated or sustained. Consequently, investors may not be able to liquidate their investment or liquidate it at a price paid by investors equal to or greater than their initial investment in our Common Stock. As a result, holders of our Common Stock may not find purchasers for their shares should they to decide to sell the Common Stock held by them at any specific time, if ever. Consequently, our Common Stock should be purchased only by investors who have no immediate need for liquidity from their investment and who can hold our Common Stock potentially for a prolonged period of time.

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

Sales of a substantial number of shares of our Common Stock in the public market will become available pursuant to Rule 144 promulgated by the SEC under the Act and could adversely affect the market price of our Common Stock. As of October 22, 2024 we have 70,772,196 shares of Common Stock outstanding, of which 58,621,069 are restricted due to applicable federal securities laws. As restrictions on the resale of shares of Common Stock expire, pursuant to the provisions of Rule 144 or otherwise, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them at any given date or over any particular period of time.

If holders of restricted securities sell a large number of shares pursuant to Rule 144, they could adversely affect the market price for our Common Stock, over which we will likely have no control.

You may experience dilution of your ownership interest because of the potential of future issuance of additional shares of our Common Stock or our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, including shares of our Common Stock, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of Common Stock, par value $0.0001 per share, of which 70,772,196 shares of Common Stock are outstanding as of October 22, 2024.

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

As of October 22, 2024, our directors and executive officers and stockholders holding more than 5% of our Common Stock own of record and beneficially, in the aggregate, approximately 63% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise considerable influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see the disclosure under Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

At present, our internal control over financial reporting or disclosure controls and procedures are not effective. We identified material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the years ended June 30, 2024 and 2023.

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

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of pennies per share to a high of $0.18 during the two most recently completed fiscal years. Many factors could have a significant impact on the future price of our common shares, including:

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

The use, sale, or possession of all forms of cannabis in the United States is illegal under federal law. As a Schedule I drug under the federal Controlled Substances Act of 1970, cannabis is considered to have “no accepted medical use” and have a high potential for abuse and physical or psychological dependence. As a result, historically many banks have not accepted for deposit funds from persons/entities that are engaged in cannabis-related businesses, including those engaged in developing drugs containing cannabinoids such as our Company. As described above, on February 14, 2014, the Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act expectations for financial institutions seeking to provide services to cannabis-related businesses.” As of the date of this report, the SAFER Banking Act, which would create protections for financial institutions that provide financial services to state-sanctioned marijuana businesses and service providers for such businesses, and for other purposes, was introduced and the Senate Committee on Banking, Housing and Urban Affairs held a hearing on the bill. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with corporations that are in the business of developing drugs containing cannabinoids, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. While the Company has not, to date, experienced any difficulty in opening accounts and otherwise using the services of banks, any changes in this regard could materially harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C.	CYBERSECURITY.

The Company recognizes the increasing importance of cybersecurity in today’s digital environment. As a company without active business operations, our current cybersecurity risks are primarily associated with the protection of sensitive company data, including intellectual property and personal information of our personnel and stockholders.

The Company has implemented basic cybersecurity measures designed to protect our digital infrastructure and data integrity. These measures include secure data storage solutions, the use of firewalls and antivirus software, and access controls to limit the exposure of sensitive information to unauthorized individuals.

We are committed to continually assessing our cybersecurity posture and adapting our strategies to mitigate potential cyber threats. This includes staying informed on the latest cybersecurity trends and threats, as well as best practices for protection.

It is important to note that while we strive to protect our digital assets, no cybersecurity measures can guarantee absolute security against all potential cyber incidents. In the event of a cybersecurity breach, the Company is prepared to take appropriate actions to address the incident, mitigate its impact, and comply with applicable regulatory requirements regarding breach notification and reporting.

As we advance our business operations, we recognize that our cybersecurity needs may evolve. The Company plans to enhance its cybersecurity measures in line with its business growth and the increasing complexity of cyber threats. This may involve implementing more advanced cybersecurity technologies, engaging external cybersecurity expertise, and developing comprehensive incident response plans.

The Company’s board of directors oversees our cybersecurity strategy and risk management, ensuring that cybersecurity remains a priority as our company evolves. We believe that a proactive and adaptive approach to cybersecurity is essential to safeguard our company’s assets, reputation, and the trust of our stockholders.

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

Market Price Information

Our Common Stock is currently quoted on the OTC pink sheets under the symbol NXEN. For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended June 30, 2023:
First Quarter	$0.10	$0.05
Second Quarter	$0.18	$0.04
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.06	$0.02
Year Ended June 30, 2024:
First Quarter	$0.07	$0.02
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.02

As of October 15, 2024, the closing price for the Common Stock was $0.0193 per share.

As of October 15, 2024, our shares of Common Stock were held by 742 stockholders of record. The transfer agent of our Common Stock is Standard Registrar and Transfer Company, Inc., whose telephone number is: (801) 571-8844.

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

Equity Compensation Plan Information as of June 30, 2024

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

On August 10, 2017, BioPharma adopted its 2017 Stock Incentive Plan under which the board of directors is authorized the grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. On July 25, 2018, the Company accelerated the vesting of 1,083,342 unvested shares of Common Stock previously granted to its former Chief Executive Officer and Chief Financial Officer. As of June 30, 2024, all 5,233,333 shares issued have been vested.

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2024, 7,995,000 stock options were granted and exercisable.

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2024, we issued 3,000,000 shares of common stock as compensation to our officers and directors.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the years ended June 30, 2024 and 2023. This MD&A should be read in conjunction with our financial statements as of June 30, 2024 and 2023. See section entitled “Forward-Looking Statements” above.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital since inception to June 30, 2024, and the receipt of $166,750, net of financing costs, from debt issuances through June 30, 2024, there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that Nexien BioPharma will generate revenues from its research and development activities related to its drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations

Net loss for the year ended June 30, 2024 was $239,113 compared to the net loss of $361,902 for the year ended June 30, 2023, a decrease of $122,789. As explained below, a significant portion of the losses for 2024 and 2023 is attributable to significant stock-based compensation costs for shares issued to officers and directors of the Company.

The Company incurred professional fees of $33,495 for the year ended June 30, 2024, a decrease of $2,165 from $35,660 for the year ended June 30, 2023. Fees for 2024 and 2023 were for SEC regulatory and statutory filings and annual audit and quarterly review fees to our auditor.

General and administrative costs decreased to $122,168 for the year ended June 30, 2024 as compared to $246,948 for the year ended June 30, 2023. The decrease of $124,780 is predominately attributable to the reduction in non-cash stock-based compensation costs for common shares issued to officers and directors of $84,200 (2024) from $203,000 (2023). Exclusive of stock-based compensation costs, general and administrative costs for the year ended June 30, 2024 were $37,968, a decrease of $5,980 from the 2023 fiscal year comparable costs of $43,948.

The Company incurred interest expense of $35,287 and $29,531 during the years ended June 30, 2024 and 2023 respectively, for interest on debt offerings during the periods, including $4,871 and $4,500, respectively, of imputed interest on advances from the Company’s CEO, and $13,485 (2024) and $20,000 (2023) for the fair value of common shares issued to Quick Capital, LLC (“Quick Capital”) as consideration for entering into loan agreements/extensions.

At June 30, 2024 and 2023 the Company had outstanding convertible notes in the principal amounts of $65,000 to its CEO and a shareholder, and $194,898 (2024) and $170,454 (2023) to Quick Capital.

During the years ended June 30, 2024 and 2023, the Company incurred $48,163 and $49,763, respectively, for interest and amortization of discount related to the convertible debt financings.

There were no research and development costs incurred for the years ended June 30, 2024 and 2023, due to the Company’s limited financial resources and availability of research personnel.

Liquidity and Capital Resources

At June 30, 2024, we had a working capital deficit of $361,249 and cash of $4,183 as compared to a working capital deficit of $252,007 and cash of $35,147 at June 30, 2023. The increase in working capital deficit and decrease in cash was due primarily to substantially all available funds being utilized solely for maintaining corporate operations as a public company. In the year ended June 30, 2024, we received $28,400 from financings, consisting of $20,000 in funding from a convertible debt financing with Quick Capital, an unrelated lender, and non-interest-bearing advances from our CEO for working capital in the amount of $8,400. There was no infusion of cash from financings in the year ended June 30, 2023. During the year ended June 30, 2024, we used $64,364 for operating activities, as compared to utilization of $81,751 for operating activities during the year ended June 2023.

In May 2023, the Company and Quick Capital entered into a loan extension agreement for the convertible note from Quick Capital due in January 2023. Under the terms of the extension agreement, the maturity date of the loan was extended to June 30, 2023, interest on the unpaid balance of $170,454 is accruing at 12% and the Company issued Quick Capital 500,000 shares of its common stock, with a fair value of $20,000, as consideration for entering into the extension agreement. Quick Capital extended the Note through March 31, 2024, and the Company and Quick Capital are in discussions for further extension of the Note. On February 14, 2024, the Company entered into a second note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a six-month convertible promissory note, due August 14, 2024, in the principal amount of $24,444, with simple interest at the rate of 12% per annum (default interest at 24% per annum). The Company received net proceeds of $20,000 from the note, after Quick Capital’s legal fees of $2,000, and an original issuance discount of 10% ($2,444). The note is convertible into shares of common at a conversion price of $0.02 per share. In connection with the note issuance, Quick Capital was also issued 2,200,000 restricted shares of the Company’s common stock valued at $13,485.

In November 2020, we issued unsecured convertible promissory notes to our CEO and a shareholder of the Company in the amounts of $40,000 and $25,000, respectively, for cash loans made to the Company. The notes were due three years from issuance and accrue interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the note was funded. Both lenders were issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares. In November 2024, the noteholders agreed to extend the due date of the loans through June 30, 2024 under the same terms and conditions as the original notes. The Company has accrued interest on the notes at the default interest rate of 18% per annum from November 24, 2023 through June 30, 2024 and has adjusted the conversion price to $0.02 per share.

As of June 30, 2024, the Company’s Chief Executive Officer has advanced an aggregate $58,400 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

The Company received additional loans from Quick Capital and the Company’s Chief Executive Officer in October 2024. See Note 10 – Subsequent Events of the Notes to Consolidated Financial Statements for the details of these loans.

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

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through June 30, 2024, and the completion of a debt financing agreement resulting in the receipt of $166,750 through June 30, 2024, there can be no assurance that we will continue to be successful in raising equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we have do not have sufficient capital resources to maintain our existence as a public company for the remainder of the current calendar year, and will require immediate additional funding to continue in existence.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

To date, we raised approximately $2.1 million in equity capital (including exercised warrants) and $166,750 in debt financings. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Our revenues are expected to come from our drug development projects. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements as of June 30, 2024 which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing any drugs that we successfully develop. Accordingly, we must raise capital from sources other than the actual sale from any drugs that we develop. We must raise capital to continue our drug development activities and stay in business.

Off-Balance Sheet Arrangements

At June 30, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of June 30, 2024 and 2023 and are included elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

Nexien BioPharma, Inc.

For the years ended June 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nexien BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nexien BioPharma, Inc. (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company had a going concern due to a negative working capital and losses from operations.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017

The Woodlands, TX

October 22, 2024

Nexien BioPharma, Inc.

Consolidated Balance Sheets

June 30, 2024 and 2023

	2024	2023
Assets
Current Assets
Cash	$4,183	$35,147
Prepaid - other	-	7,980

Total Current Assets	4,183	43,127

Total Assets	$4,183	$43,127

Liabilities and Stockholders’ (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$53,178	$23,643
Due to officer	58,400	45,000
Convertible note payable - related party, net of discount of $0 (2024) and $ 8,963 (2023)	65,000	56,037
Convertible note payable - net of discount of $6,044 (2024)	188,854	170,454

Total Current Liabilities	365,432	295,134

Total Liabilities	365,432	295,134

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized; 70,472,196 shares issued and outstanding -June 30, 2024; 64,022,196 shares issued and outstanding -June 30, 2023;	7,047	6,402
Additional paid in capital	11,166,177	10,986,201
Stock payable	-	50,750
Accumulated deficit	(11,534,473)	(11,295,360)

Total Stockholders’ (Deficit)	(361,249)	(252,007)

Total Liabilities and Stockholders’ (Deficit)	$4,183	$43,127

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2024 and 2023

	2024	2023

Revenue	$-	$-

Operating expenses
Professional fees	33,495	35,660
General and administrative	122,168	246,948

Total operating expenses	155,663	282,608

Other income (expense)
Interest expense	(35,287)	(29,531)
Amortization of discount on convertible notes	(48,163)	(49,763)
	.	.
Total other income (expense)	(83,450)	(79,294)

Net loss	$(239,113)	$(361,902)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	66,193,840	62,333,322

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Years ended June 30, 2023 and 2024

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total Stockholders’ (Deficit)

Balance, June 30, 2022	60,522,196	$6,052	$10,759,051	$50,750	$(10,933,458)	$(117,605)

Common stock issued to officers	3,000,000	300	202,700	-	-	203,000
Common stock issued for loan extension	500,000	50	19,950	-	-	20,000
Imputed interest on related party advance	-	-	4,500	-	-	4,500
Net (loss)	-	-	-	-	(361,902)	(361,902)

Balance, June 30, 2023	64,022,196	6,402	10,986,201	50,750	(11,295,360)	(252,007)

Common stock issued to officers	4,250,000	425	134,525	(50,750)	-	84,200
Common stock issued as loan consideration	2,200,000	220	13,265	-	-	13,485
Discount on convertible debt	-	-	6,515	-	-	6,515
Beneficial conversion feature - related party debt	-	-	20,800	-	-	20,800
Imputed interest on related party advance	-	-	4,871	-	-	4,871
Net (loss)	-	-	-	-	(239,113)	(239,113)

Balance, June 30, 2024	70,472,196	$7,047	$11,166,177	$-	$(11,534,473)	$(361,249)

The accompanying notes area an integral part of these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2024 and 2023

	2024	2023

Cash flows from operating activities
Net loss	$(239,113)	$(361,902)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest on related party advances	4,871	4,500
Stock issued to officers and director	84,200	203,000
Stock issued for loan extension	-	20,000
Amortization of beneficial convertible feature-related party debt	20,800	-
Amortization of discount on convertible debt - related	8,963	21,489
Amortization of discount on convertible debt	18,400	28,274
Changes is assets and liabilities
(Increase) decrease in prepaids	7,980	(360)
Increase in accounts payable and accrued expenses	29,535	3,248
Cash used in operating activities	(64,364)	(81,751)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from convertible debt	20,000	-
Cash proceeds from related party advance	13,400	-
Cash provided by financing activities	33,400	-

Net increase in cash and cash equivalents	(30,964)	(81,751)
Cash and cash equivalents, beginning of period	35,147	116,898
Cash and cash equivalents, end of period	$4,183	$35,147

Supplemental disclosure of non-cash investing and
financing activities

Shares issued to officers for services from stock payable	$50,750	$50,750
Debt discount on convertible notes	$20,000	$-
Benefical conversion feature of related party debt	$20,800	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $11,534,473. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At June 30, 2024, the Company had a working capital deficit of $361,249. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at June 30, 2024 and 2023.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2024 and 2023, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Years Ended June 30, 2024 and 2023

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2024 and 2023, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

As of June 30, 2024, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2024 and 2023, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 7,995,000 and 7,995,000 shares, respectively, (ii) warrants – convertible into 5,529,409 and 5,529,409 shares, respectively, and (iii) promissory notes – convertible into 25,460,912 and 16,337,688 shares, respectively.

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

Years Ended June 30, 2024 and 2023

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for years ended June 30, 2024 and 2023.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. There were no research and development expenses incurred during the years ended June 30, 2024 and 2023.

Advertising Expenses

Advertising expenses are charged to operations as incurred. There were no advertising expenses incurred during the years ended June 30, 2024 and 2023.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2024 and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

Note 4 – License Agreement

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

Note 5 - Stockholders’ Equity

Common stock

The Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023; and also authorized the issuance of a total of 1,000,000 shares of common stock of the Company to its Chief Operating Officer with 250,000 of such shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023, it being the intent of the Board that the issuance of these shares represented compensation for services rendered for the then completed calendar quarter. At June 30, 2023, the Company has included as stock payable the $50,750 fair value of the aggregate 750,000 shares due to the officers at that date, which were subsequently issued in July 2023.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

Note 5 - Stockholders’ Equity (continued)

During the year ended June 30, 2024, the Company issued shares of its common stock as follows:

●	1,250,000 shares (500,000 to each of the Company’s Chief Executive Officer and Chief Financial Officer and 250,000 to the Company’s Chief Operating Officer) as consideration for their services to the Company. The shares were valued at $85,750, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

●	3,000,000 shares (1,000,000 to the Company’s Chief Executive Officer and 2,000,000 to the Company’s Chief Financial Officer) as consideration for their services to the Company. The shares were valued at $49,200 ($0.0164 per share), based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

●	2,200,000 shares to Quick Capital, LLC (“Quick Capital”) as consideration for entering into a convertible loan agreement. The shares were valued at $13,485, which is included as a component of discount on convertible debt and is being amortized over the term of the loan in the accompanying June 30, 2024 financial statements (See Note 6).

During the year ended June 30, 2023, the Company issued shares of its common stock as follows:

●	3,000,000 shares (1,000,000 to each of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) as consideration for their services to the Company. The shares were valued at an aggregate $203,000, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

●	500,000 to Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) (see Note 7) as consideration for entering into an extension agreement on the Company’s convertible loan. The shares were valued at $0.04 per share, the closing price of the Company’s common stock as of the date of the agreement. The ascribed value of $20,000 is included as a component of interest expense on the accompanying June 30, 2023 financial statements.

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

Years Ended June 30, 2024 and 2023

Note 5 - Stockholders’ Equity (continued)

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

(iii) On August 19, 2020, the Board of Directors authorized the issuance of an aggregate 5,000,000 options to three officers of the Company, exercisable at $0.08 per share for a seven-year period from the date of grant. As of the date of grant, 3,333,334 options were fully vested and the balance of 1,666,666 options have been vested according to their terms.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

Average risk-free interest rates	2.3%
Average expected life (in years)	4.0
Volatility	152%

All options granted are fully vested.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

Note 5 - Stockholders’ Equity (continued)

A summary of option activity during the years ended June 30, 2023 and 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2022	7,995,000	$0.26	3.7
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2023	7,995,000	$0.26	2.7
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2024	7,995,000	$0.26	1.7

Warrants

On November 24, 2020, the Company issued warrants for the acquisition of common shares as partial consideration for the issuance of related party convertible notes (Note 6).

The following table summarizes information about warrants outstanding at June 30, 2024:

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

During the year ended June 30, 2022 the Company granted warrants to purchase 347,512 shares of common stock at an exercise price of $0.075 per share, for a period of three years in conjunction with a financing agreement with an unrelated party (See Note 6). The fair value of the warrants granted of $8,825 was estimated on the date of grant based on the relative fair value of the cash received in the financing agreement.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

Note 5 - Stockholders’ Equity (continued)

A summary of warrant activity during the years ended June 30, 2023 and 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2022	5,529,409	$0.0429	3.36
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2023	5,529,409	$0.0429	2.60
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable – June 30, 2024	5,529,409	$0.0429	1.35

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

There is no debt discount at June 30, 2024 and June 30, 2023, as all unamortized debt issuance costs and original issue discount had previously been charged to operations. During the year ended June 30, 2023, $28,274 was charged to operations for amortization of the recorded discount.

In May 2023, the Company and Quick Capital entered into an Amendment and Extension of the Note Purchase Agreement extending the maturity of the Note to June 30, 2023 under the same terms as the original Note, with interest during the extension period accruing at the rate of 12% per annum on the unpaid principal balance from the January 18, 2023 original date of maturity. In consideration for the extension of the Note, the Company issued to Quick Capital 500,000 shares of the Company’s Common Stock valued at $20,000 ($0.04 per share). Quick Capital extended the Note through March 31, 2024, and the Company and Quick Capital are in discussions for further extension of the Note. At June 30, 2024, the Company has recorded accrued interest of $29,308 on the outstanding principal balance of $170,454.

(ii) On February 14, 2024, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a six-month convertible promissory note, due August 14, 2024, in the principal amount of $24,444, with simple interest at the rate of 12% per annum (default interest at 24% per annum). The Company received net proceeds of $20,000 from the note, after Quick Capital’s legal fees of $2,000, and an original issuance discount of 10% ($2,444). The note is convertible into shares of common stock at a conversion price of $0.02 per share. In connection with the note issuance, Quick Capital was also issued 2,200,000 restricted shares of the Company’s common stock valued at $13,485. At June 30, 2024 the face amount of the note was included in discount on convertible debt and is being amortized over the term of the loan. At June 30, 2024, the Company has recorded accrued interest of $1,090 on the outstanding principal balance of $24,444, and amortization of discount in the amount of $18,400.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

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

At June 30, 2024 and June 30, 2023, $65,000 (net of discount of $0) and $56,037 (net of discount of $8,963), respectively, was due under the financing agreements. During the years ended June 30, 2024 and 2023, $8,963 and $21,489, respectively, was charged to operations for amortization of the Beneficial Conversion Feature of the related party convertible notes payable.

The noteholders agreed to extend the due date of the loans through June 30, 2024 under the same terms and conditions as the original note. The Company has accrued interest on the notes at the default interest rate of 18% per annum from November 24, 2023 through June 30, 2024; has adjusted the conversion price to $0.02 per share; and has charged to operations during the year ended June 30, 2024 the value of the Beneficial Conversion Feature of $20,800, based on the repriced conversion price to $0.02 per share.

Note 7– Related Party Transactions

The Company’s Chief Executive Officer advanced $58,400 to the Company for working capital and operating purposes, of which $13,400 was advanced during the year ended June 30, 2024. The advances are non-interest bearing and are repayable on demand. At June 30, 2024 and 2023, the Company has recorded a current liability to the officer of $58,400 and $45,000, respectively. The Company has recorded imputed interest on the advances at a rate of 10% for the years ended June 30, 2024 and 2023 in the amounts of $4,871 and $4,500, respectively.

The Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023. At June 30, 2023, the Company has included as stock payable the $50,750 fair value of the aggregate 750,000 shares due to the officers; these shares were subsequently issued during the year ended June 30, 2024. During the years ended June 30, 2024 and 2023, the Company issued 4,250,000 and 3,000,000 shares of common stock, valued at $84,200 and $203,000, respectively, to the officers.

As discussed in Note 6, in November 2020, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings $65,000. At June 30, 2024 and 2023, $65,000 and $56,037 (net of discount of $8,963), respectively, was due under the financing agreements.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

Note 7– Related Party Transactions (continued)

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $3,018,000 as of June 30, 2024 that will be offset against future taxable income. The available net operating loss carry forwards expire in various years through 2043. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. There were no uncertain tax positions taken by the Company.

The deferred tax asset and valuation account is as follows at June 30:

	2024	2023
Deferred tax asset
Net operating loss carryforward (at combined 24% statutory rate of 21% Federal and 3% State)	$726,195	$688,923
Valuation allowance	(726,195)	(688,923)
Total	$-	$-

The components of income tax expense are as follows for the years ended June 30:

	2024	2023

Change in net operating loss benefit	$(37,272)	$(38,232)
Change in valuation allowance	37,272	38,232
Total	$-	$-

Note 9- Commitments and Contingencies

At June 30, 2024, there were no legal proceedings against the Company.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2024 and 2023

Note 10 – Subsequent Events

In October 2024, the Company’s Chief Executive Officer advanced $10,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable on demand.

In October, 2024, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a convertible promissory note, due six months after the date of issue, in the principal amount of $12,222, with simple interest at the rate of 12% per annum (default interest at 24% per annum). The Company received net proceeds of $10,000 from the note, after Quick Capital’s legal fees of $1,000, and an original issuance discount of 10% ($1,222). The note is convertible into shares of common stock at a fixed conversion price of $0.01 per share. In connection with the note issuance, Quick Capital was also issued 300,000 restricted shares of the Company’s common stock.

The Company has analyzed its operations subsequent to June 30, 2024 through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework - 2013 and implemented a process to monitor and assess both the design and operating effectiveness of our internal controls. Based on this assessment, management believes that as of June 30, 2024, our internal control over financial reporting was not effective.

As of June 30, 2024, we did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our Chief Executive Officer/Chief Financial Officer, changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of fiscal 2024. In connection with such evaluation, there have been no changes to our internal control over financial reporting that occurred during fiscal year ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. While there have been no changes, we have assessed our internal controls as being deficient and will be taking steps beginning in 2024 to remedy such deficiencies.

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

Our directors were elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Title
Richard Greenberg	75	Chief Executive Officer and Chairman of the Board of Directors
Evan Wasoff	77	Chief Financial Officer
Robert I. Goldfarb	69	Chief Operating Officer
Lindy Snider	62	Director

Richard Greenberg, 75, Chief Executive Officer and Director, has been a director since its inception in March 2017 and the Chief Executive Officer since March 2020. He has also served as Executive Vice President and a Director of Kanativa Inc. (formerly Intiva Inc). and Kanativa USA since their inception in February 2014 and August 2014, respectively. Mr. Greenberg has over 30 years of legal, consulting, and regulatory compliance experience. Mr. Greenberg has served as a Subcommittee Counsel for the U.S. House of Representatives, and as a Senior Enforcement Attorney for the U.S. Environmental Protection Agency. Mr. Greenberg was a founder of TechLaw, Inc., a national consulting firm serving both the federal government and industry clients. Previous management roles include Director of Environmental Management Consulting Services for PricewaterhouseCoopers. Mr. Greenberg received a B.A. degree from City University of New York – Queens College and a J.D. degree from Rutgers University School of Law.

Evan Wasoff, 77, Chief Financial Officer, has over 40 years of experience as a certified public accountant. Mr. Wasoff also serves as CFO of Kanativa Inc. (formerly Intiva Inc.) From 2005 to 2012, Mr. Wasoff served as the Chief Financial Officer and compliance officer at Falcon Oil and Gas Ltd., a Canadian oil and gas exploration company with activities in Hungary, Australia, Canada and the United States. Since 2012, he has been the principal of AZCO Financial Management, LLC, located in Boulder Colorado, providing business advisory and consulting services and outsourced CFO and controllership services to publicly-reporting and private companies. Mr. Wasoff holds a Certified Public Accounting license in Colorado. He received a B.S. degree in accounting from the State University of New York at Albany, and an MBA in Finance from the University of Colorado.

Robert Goldfarb, 69, Chief Operating Officer, has over 37 years of legal experience, with much of that focused on the pharmaceutical industry. Since 2007, Mr. Goldfarb has been President and general counsel for privately-held Accu-Break Pharmaceuticals, Inc. Since 2011, he has been a director of privately-held Sustained Nano Systems LLC. Mr. Goldfarb obtained his bachelor’s degree from the University of Connecticut and his J.D. from the University of Florida. He is a member of the Florida Bar.

Lindy Snider, 62, Director, is an active entrepreneur, philanthropist and advocate for the benefits of medical cannabis. In 2003, Ms. Snider founded and created the Pennsylvania-based Lindi Skin, the first-ever skincare collection dedicated to help relieve the often-debilitating skin side-effects of individuals undergoing cancer therapies including chemotherapy and radiation. Lindi Skin represents an entirely new niche in dermatology and oncology, providing cancer patients with skin care products that bring a sense of wellness and control as they deal with the side effects of their chemotherapy and radiation treatment, which include widely known conditions of hair loss and nausea, among other side-effects. Lindi Skin helps patients address the lesser-known skin side-effects of sores, rashes, burns, flaky skin and loss of skin elasticity that often result.

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

Potential Conflicts of Interest

Since we do not have a compensation committee comprised of independent Directors, the functions that would have been performed by such committee are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own. There is also a potential conflict in that Messrs. Greenberg and Wasoff are either officers and/or directors of Kanativa USA Inc., and its parent, Kanativa Inc., which owns approximately 27% of outstanding shares of the Company.

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

Based solely on the review of Forms 3 and 4 received by our Company during the June 30, 2024 fiscal year, as required under Section 16(a)(2) of the Exchange Act, there were no delinquent Form 3 or 4 filings.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended June 30, 2024 and 2023 (the “Named Officer”). There were no other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year. Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal year	Salary ($)	Stock awards ($)(1)(2)		Option awards ($)	All other compensation ($)	Total ($)
Richard Greenberg	2024	-0-	51,400		-0-	-0-	51,400
(Chief Executive Officer) (3)	2023	-0-	70,000	(1)	-0-	-0-	70,000

(1)	The 2023 shares were valued at $0.07 per share, the closing trading price of the Company’s common stock as of the date of grant.
(2)	The 2024 shares were valued at $0.07 per share, the closing trading price of the Company’s common stock as of the date of grant as to $35,000; and $0.0164 per share, the closing trading price of the Company’s common stock as of the date of grant as to $16,400.
(3)	Mr. Greenberg has served in this capacity since March 31, 2020.

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

The following table sets forth information with respect to stock awards for the Named Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Richard	150,000	-0-	-0-	0.54	7/25/2025
Greenberg	100,000	-0-	-0-	0.65	10/26/2025
	2,500,000	-0-	-0-	5 0.08	8/19/2027

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

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock as of October 22, 2024. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Owned (2)
Kanativa USA Inc. (3)	19,000,000	27.0%
Richard Greenberg, Chief Executive Officer and Director (4)	14,187,005	19.3%
Evan Wasoff, Chief Financial Officer (5)	8,620,000	11.8%
Kanativa Ventures Inc.	5,000,000	7.1%
Alex Wasyl	3,811,500	5.4%
Robert Goldfarb, Chief Operating Officer (6)	3,278,800	4.6%
Lindy Snider, Director (7)	830,000	1.2%
All Officers and Directors (4 persons) (8)	26,915,805	35.1%

(1)	The address of each beneficial owner is 4340 E. Kentucky Avenue, Suite 206, Denver, Colorado 80246.
(2)	Applicable percentage ownership is based on 70,772,196 Shares of Common Stock outstanding as of October 22, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of October 22, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Kanativa USA, Inc. is a Colorado corporation that is a wholly-owned subsidiary of Kanativa Inc., a Canadian corporation.
(4)	Includes 2,750,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, and 1,062,953 shares issuable upon the conversion of a promissory note.
(5)	Includes 2,120,000 shares purchasable under immediately exercisable stock options.
(6)	Includes 1,000,000 shares purchasable under immediately exercisable stock options.
(7)	Includes 100,000 shares purchasable under immediately exercisable stock options.
(8)	Includes 5,970,000 shares purchasable under immediately exercisable stock options, 3,188,859 shares purchasable under exercisable warrants, and 1,062,953 shares issuable upon the conversion of a promissory note.

To the knowledge of the Company, there are no arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

Long-Term Incentive Plan (“LTIP”) and Awards

2017 Stock Incentive Plan

On August 10, 2017, BioPharma adopted the “2017 Stock Incentive Plan” under which the board of directors is authorized to grant up to 7,200,000 shares of its common stock. An aggregate of 6,400,000 shares of Common Stock to five officers and directors of the Company, valued at $800,000 ($0.125 per share) were granted. In March 2018, 1,166,667 unvested shares (valued at $145,833) previously issued to the Company’s former Chief Executive Officer were canceled. As of June 30, 2024, all of the remaining 5,233,333 shares issued (valued at $654,167) have been vested.

2018 Equity Incentive Plan

On March 30, 2018, the Company’s board of directors approved and recommended for adoption by the stockholders of the Company a 2018 Equity Incentive Plan and reserved 8,000,000 shares of Common Stock for issuance under the terms of that Plan. The total number of shares reserved and available for grant and issuance under the 2018 Plan is 8,000,000 shares, plus any reserved shares not issued or subject to outstanding grants under the 2017 Stock Plan and shares that cease to be subject to awards under the 2017 Stock Plan because of forfeiture. In addition, the number of shares available for grant and issuance under the 2018 Plan will be increased on July 1 of each of the next ten calendar years by the lesser of (a) 15% of the number of shares issued during the most recently completed fiscal year or (b) such number of shares determined by the board of directors. The 2018 Plan permits the board to grant a variety of incentive awards: stock options, restricted stock awards, stock bonus awards, and stock appreciation rights. Stockholder approval was obtained on March 29, 2019. As of June 30, 2024, 7,995,000 stock options granted under the 2018 Plan are outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Party Transactions

On November 24, 2020, the Company entered into financing agreements with two individuals, Mr. Greenberg and a stockholder. Under the agreements, the Company issued unsecured convertible promissory notes due in three years (November 24, 2023) with accrued interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the notes were funded. Mr. Greenberg was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares. The noteholders agreed to extend the due date of the loans through June 30, 2024 under the same terms and conditions as the original note. The Company has accrued interest on the notes at the default interest rate of 18% per annum from November 24, 2023 through June 30, 2024 and has adjusted the conversion price to $0.02 per share.

In May 2021, the Board of Directors authorized the issuance of a total of 2,500,000 shares of common stock of the Company to each of its Chief Executive Officer and Chief Financial Officer, with 250,000 of such shares to be issued to each of them every quarter beginning July 1, 2021 and continuing every three months through October 1, 2023, it being the intent of the Board that the issuance of these shares represents compensation for services rendered for the then completed calendar quarter. In June 2022, the Board of Directors authorized the issuance of a total of 1,000,000 shares of common stock to its Chief Operating Officer with 250,000 of such shares to be issued to him every quarter beginning July 1, 2022 and continuing every three months through April 1, 2023. As of June 30, 2023, the Company has recorded as a component of stockholders’ equity the $50,750 fair value of the shares issued in July 2023.

In May 2024, the Company issued an aggregate 3,000,000 shares of its common stock (1,000,000 to the Company’s Chief Executive Officer and 2,000,000 to the Company’s Chief Financial Officer) as consideration for their services to the Company. The shares were valued at $49,200 ($0.0164 per share), based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.

As of June 30, 2024, the Company’s Chief Executive Officer has advanced an aggregate of $58,400 to the Company for working capital and operating purposes, of which $13,400 was advanced during the year ended June 30, 2024. The advances are non-interest bearing and are repayable on demand.

Our two directors, Richard Greenberg and Lindy Snider, are two members of Kanativa’s board of directors. Evan Wasoff, the Company’s Chief Financial Officer, and Richard Greenberg are also officers of Kanativa and serve in similar positions with other subsidiaries and affiliated entities of Kanativa.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the year 2024 and to date.

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

In determining whether our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that Lindy Snider is our independent director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table is a summary of the fees billed to us by M&K CPAS for professional services for the fiscal years as disclosed in the table below:

Fee Category	Fees Billed for Fiscal 2024	Fees Billed for Fiscal 2023

Audit Fees (1)	$25,975	$22,500
Audit-Related Fees (2)	-	-
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$25,975	$22,500

(1)	Includes audit of annual financial statements and review of unaudited quarterly financial statements.

(2)	Includes review of our registration statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to:

3.1	Certificate of Incorporation	Exhibit 3.1 to the registrant’s registration statement on Form 10 filed November 14, 2014
3.2	Certificate of Merger	Exhibit 3.1(i) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.3	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1(ii) to the registrant’s registration statement on Form 10 filed November 14, 2014
3.4	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
3.5	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.4 to the registrant’s annual report on Form 10-K filed September 28, 2018
3.6	Bylaws	Exhibit 3.2 to the registrant’s Form 10 registration statement filed November 14, 2014
10.1#	2017 Stock Incentive Plan	Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc.	Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.3#	2018 Equity Incentive Plan	Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q filed May 15, 2018
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2018
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg	Exhibit 10.6 to the registrant’s annual report on Form 10-K filed September 28, 2020
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg	Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q filed February 11, 2021
10.7	Note Purchase Agreement dated January 18, 2022 between the Company and Quick Capital, LLC	Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 21, 2022
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC	Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 21, 2022
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC	Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 21, 2022
10.10	Amendment and Extension of Note Purchase Agreement dated May 8, 2023	Exhibit 10.10 to the registrant’s annual report on Form 10-K filed September 28, 2023
10.11	Note Purchase Agreement dated February 14, 2024 between the Company and Quick Capital, LLC	Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q filed May 15, 2024
10.12	Convertible Promissory Note dated February 14, 2024 issued to Quick Capital, LLC	Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q filed May 15, 2024
10.13	Amendment and Second Extension of Note Purchase Agreement between the Company and Richard Greenberg dated February 29, 2024	Exhibit 10.11 to the registrant’s quarterly report on Form 10-Q filed May 15, 2024
10.14	Note Purchase Agreement dated October 3, 2024 between the Company and Quick Capital, LLC
10.15	Convertible Promissory Note dated October 3, 2024 issued to Quick Capital, LLC
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to the registration statement on Form S-1 (File No. 333-225477) filed June 7, 2018

31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Nexien BioPharma, Inc. for the fiscal year ended June 30, 2024, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates a management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: October 22, 2024	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Greenberg	Chief Executive Officer (Principal Executive Officer) and Director	October 22, 2024
Richard Greenberg

/s/ Evan Wasoff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 22, 2024
Evan Wasoff

/s/ Lindy Snider	Director	October 22, 2024
Lindy Snider

