Form 10-Q
period 2025-03-31
NEXIEN BIOPHARMA, INC.
filed 2025-05-14
CIK 1625288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,772,196 shares as at May 13, 2025.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Nexien BioPharma, Inc.

Consolidated Balance Sheets

	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)

Current Assets
Cash	$8,285	$4,183

Total Current Assets	8,285	4,183

Total Assets	$8,285	$4,183

Liabilities and Stockholders’ (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$83,426	$53,178
Due to officer	98,400	58,400
Convertible note payable - related party	70,000	65,000
Convertible note payable - net of discount of $145 (March 31, 2025) and $6,044 (June 30, 2024)	206,975	188,854

Total Current Liabilities	458,801	365,432

Total Liabilities	458,801	365,432

Commitments and Contingencies

Stockholders’ (Deficit)
Preferred stock - $.0001 par value; 10,000,000 authorized; none issued	-	-
Common stock - $.0001 par value; 200,000,000 shares authorized;70,772,196 (March 31, 2025) and 70,472,196 (June 30, 2024) shares issued and outstanding	7,077	7,047
Additional paid in capital	11,178,448	11,166,177
Accumulated deficit	(11,636,041)	(11,534,473)

Total Stockholders’ (Deficit)	(450,516)	(361,249)

Total Liabilities and Stockholders’ (Deficit)	$8,285	$4,183

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Operations

Three and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	9,340	6,665	38,040	27,830
General and administrative	4,960	9,282	15,997	63,548

Total operating expenses	14,300	15,947	54,037	91,378

Other income (expense)
Interest expense	(11,429)	(10,238)	(32,810)	(25,280)
Amortization of discount on convertible notes	(4,363)	(26,978)	(14,721)	(35,941)

Total other income (expense)	(15,792)	(37,216)	(47,531)	(61,221)

Net loss	$(30,092)	$(53,163)	$(101,568)	$(152,599)

Loss per share - basic and diluted	$(0.000)	$(0.001)	$(0.001)	$(0.002)

Weighted average shares outstanding - basic and diluted	70,772,196	66,384,284	70,668,899	65,353,218

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Stockholders’ (Deficit)

Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Shares	Common Stock	Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total Stockholders’ (Deficit)

Nine Months Ended March 31, 2025

Balance, June 30, 2024	70,472,196	$7,047	$11,166,177	$-	$(11,534,473)	$(361,249)

Imputed interest on related party advance	-	-	1,502	-	-	1,502
Net (loss)	-	-	-	-	(32,004)	(32,004)

Balance, September 30, 2024	70,472,196	7,047	11,167,679	-	(11,566,477)	(391,751)

Common stock issued for loan consideration	300,000	30	6,570	-	-	6,600
Imputed interest on related party advance	-	-	1,932	-	-	1,932
Net (loss)	-	-	-	-	(39,472)	(39,472)

Balance, December 31, 2024	70,772,196	7,077	11,176,181	-	(11,605,949)	(422,691)

Imputed interest on related party advance	-	-	2,267	-	-	2,267
Net (loss)	-	-	-	-	(30,092)	(30,092)

Balance, March 31, 2025	70,772,196	$7,077	$11,178,448	$-	$(11,636,041)	$(450,516)

Nine Months Ended March 31, 2024

Balance, June 30, 2023	64,022,196	$6,402	$10,986,201	$50,750	$(11,295,360)	$(252,007)
Common stock issued to officers	750,000	75	50,675	(50,750)	-	-
Common stock to be issued to officers	-	-	-	35,000	-	35,000
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(74,918)	(74,918)
Balance, September 30, 2023	64,772,196	6,477	11,038,001	35,000	(11,370,278)	(290,800)

Common stock issued to officers	500,000	50	34,950	(35,000)	-	-
Imputed interest on related party advance	-	-	1,125	-	-	1,125
Net (loss)	-	-	-	-	(24,518)	(24,518)
Balance, December 31, 2023	65,272,196	6,527	11,074,076	-	(11,394,796)	(314,193)

Common stock issued as loan consideration	2,200,000	220	13,265	-	-	13,485
Discount on convertible debt	-	-	6,515	-	-	6,515
Imputed interest on related party advance	-	-	1,265	-	-	1,265
Beneficial conversion feature - related party debt	-	-	20,800	-	-	20,800
Net (loss)	-	-	-	-	(53,163)	(53,163)
Balance, March 31, 2024	67,472,196	$6,747	$11,115,921	$-	$(11,447,959)	$(325,291)

See accompanying notes to these consolidated financial statements.

Nexien BioPharma, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024

Cash flows from operating activities
Net loss	$(101,568)	$(152,599)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest on related party advances	5,701	3,515
Stock issued to officers and director	-	35,000
Benefical convertible feature-related party debt	-	20,800
Amortization of discount on convertible debt - related	-	8,963
Amortization of discount on convertible debt	14,721	6,178
Changes is assets and liabilities
(Increase) decrease in prepaids	-	3,780
Increase in accounts payable and accrued expenses	30,248	20,883
Cash used in operating activities	(50,898)	(53,480)

Cash flows from investing activities
Cash used in investing activities	-	-

Cash flows from financing activities
Cash proceeds from related party advance	40,000	8,400
Cash proceeds from related party note	5,000	-
Cash proceeds from convertible note	10,000	20,000
Cash provided by financing activities	55,000	28,400

Net increase in cash and cash equivalents	4,102	(25,080)
Cash and cash equivalents, beginning of period	4,183	35,147
Cash and cash equivalents, end of period	$8,285	$10,067

Supplemental disclosure of non-cash investing and financing activities

Shares issued for loan consideration	$6,600	$-
Shares issued to officers for services from stock payable	$-	$50,750
Debt discount on convertible debt	$-	$20,000

Supplemental cash flow items

Cash paid for interest	$-	$-
Cash paid for income taxes (net)	$-	$-

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

Note 2 - Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates the continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception of $11,636,041. The development of pharmaceuticals with the objective of obtaining approval by the FDA and other international regulatory authorities is not a short-term endeavor for any specific drug candidate. It also requires extremely significant amounts of capital funding for clinical trials and other matters. At March 31, 2025, the Company had a working capital deficit of $450,516. The Company will require significant additional capital to fund the implementation and execution of its business plan. This capital, which likely will be millions of dollars for a single drug candidate, will be required for research, regulatory applications, and clinical trials. At the present time, the Company does not have any commitments or known sources for this level of funding. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at March 31, 2025.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2025, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period when the transfers occur. For the periods ended March 31, 2025 and June 30, 2024, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

At March 31, 2025 and June 30, 2024, no assets or liabilities were required to be measured at fair value on a recurring basis.

Earnings per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2025, there were potentially dilutive securities convertible into shares of common stock comprised of (i) stock options – convertible into 7,995,000 shares, (ii) warrants – convertible into 5,181,897 shares and (iii) promissory notes – convertible into 68,091,804 shares.

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

Research and Development Expenses

Research and development expenses are charged to operations as incurred. There were no research and development expenses incurred during the nine and three months ended March 31, 2025 and 2024.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Advertising Expenses

Advertising expenses are charged to operations as incurred. There were no advertising expenses incurred during the nine and three months ended March 31, 2025 and 2024.

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

Recent Accounting Pronouncements

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations. Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2025, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5– Stockholders’ Equity

Common stock

During the nine months ended March 31, 2025, the Company issued shares of its common stock as follows:

●	300,000 shares to a non-related lender as consideration for a loan to the Company (See note 6). The shares were valued at $6,600 ($0.022 per share) based on the trading price of the Company’s common stock as of the date of the loan.

During the nine months ended March 31, 2024, the Company issued shares of its common stock as follows:

●	1,250,000 shares (500,000 to each of the Company’s Chief Executive Officer and Chief Financial Officer and 250,000 to the Company’s Chief Operating Officer) as consideration for their services to the Company during the nine months ended March 31, 2024. The shares were valued at $85,750, based on the closing trading price of the Company’s common stock as of the date of Board authorization for the issuance.
●	2,200,000 shares to Quick Capital, LLC (“Quick Capital”) as consideration for entering into a convertible loan agreement. The shares were valued at $13,485, which is included as a component of discount on convertible debt and is being amortized over the term of the loan in the accompanying March 31, 2024 financial statements (See Note 6).

Options

A summary of option activity during the nine months ended March 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2024	7,995,000	$0.26	1.7
Granted	-
Exercised	-
Expired/Canceled	-
Outstanding and exercisable -March 31, 2025	7,995,000	$0.26	1.0

Warrants

A summary of warrant activity during the nine months ended March 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding and exercisable – June 30, 2024	5,529,409	$0.0429	1.35
Granted	-
Exercised	-
Expired/Canceled	(347,512)
Outstanding and exercisable – March 31, 2025	5,181,897	$0.0489	0.65

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

There is no debt discount at March 31, 2025 and June 30, 2024, as all unamortized debt issuance costs and original issue discount had previously been charged to operations.

In May 2023, the Company and Quick Capital entered into an Amendment and Extension of the Note Purchase Agreement extending the maturity of the Note to June 30, 2023, under the same terms as the original Note, with interest during the extension period accruing at the rate of 12% per annum on the unpaid principal balance from the January 18, 2023, original date of maturity. In consideration of the extension of the Note, the Company issued to Quick Capital 500,000 shares of the Company’s Common Stock valued at $20,000 ($0.04 per share). Quick Capital extended the Note through March 31, 2025, and the Company and Quick Capital are in discussions for further extension of the Note. At March 31, 2025 and June 30, 2024, the Company recorded accrued interest of $44,551 and $29,308, respectively, on the outstanding principal balance of $170,454.

(ii) On February 14, 2024, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a six-month convertible promissory note, due August 14, 2024, in the principal amount of $24,444, with simple interest at the rate of 12% per annum (default interest at 24% per annum). The Company received net proceeds of $20,000 from the note, after Quick Capital’s legal fees of $2,000, and an original issuance discount of 10% ($2,444). The note is convertible into shares of common stock at a conversion price of $0.02 per share. In connection with the note issuance, Quick Capital was also issued 2,200,000 restricted shares of the Company’s common stock valued at $13,485. At June 30, 2024, the face amount of the note was included in discount on convertible debt and was being amortized over the term of the loan. At March 31, 2025 and June 30, 2024, the Company has recorded accrued interest of $3,276 and $1,090, respectively, on the outstanding principal balance of $24,444, and amortization of discount in the amount of $6,044 and $18,400, respectively. There is no debt discount at March 31, 2025, as all unamortized debt issuance costs and original issue discount had previously been charged to operations.

(iii) On October 3, 2024, the Company entered into a note purchase agreement with Quick Capital pursuant to which the Company issued Quick Capital a convertible promissory note, due six months after the date of issue, in the principal amount of $12,222, with simple interest at the rate of 12% per annum (default interest at 24% per annum). The Company received net proceeds of $10,000 from the note, after Quick Capital’s legal fees of $1,000, and an original issuance discount of 10% ($1,222). The note is convertible into shares of common stock at a fixed conversion price of $0.01 per share. In connection with the note issuance, Quick Capital was also issued 300,000 restricted shares of the Company’s common stock, valued at $6,600 ($0.022 per share) based on the trading price of the Company’s common stock as of the date of the loan. At March 31, 2025, the Company has recorded debt discount on the note of $8,822 of which $8,677, has been amortized and charged to operations during the nine months ended March 31, 2025. At March 31, 2025, the Company recorded accrued interest of $719 on the outstanding principal balance of $12,222.

NEXIEN BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Convertible Notes Payable (continued)

Convertible notes payable - related

(i) On November 24, 2020, the Company entered into financing agreements with two individuals, its CEO and a shareholder. Under the agreements, the Company issued unsecured convertible promissory notes due in three years (November 24, 2023) with accrued interest at the rate of 8% per annum, compounded annually. The notes and accrued interest are convertible at the option of the holders at any time into restricted shares of the Company’s common stock at a price of $0.037631, being the volume-weighted average price of the common stock over the 10 trading days immediately preceding the date the notes were funded. The CEO was issued a note in the principal amount of $40,000, which included a $15,000 advance made in October 2020 and an additional loan of $25,000. A stockholder of the Company loaned $25,000 on these terms. Both lenders were also issued three types of warrants, exercisable for a five-year period, at prices of $0.040265, $0.043276, and $0.045157, to purchase a total of 5,181,897 shares. At March 31, 2025, the Company recorded accrued interest of $31,193 on the $65,00 aggregate outstanding principal balance of the two notes.

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

At March 31, 2025 and June 30, 2024, $65,000 was due under the financing agreements. During the nine months ended March 31, 2024, $8,963, was charged to operations for amortization of the Beneficial Conversion Feature of the related party convertible notes payable.

In November 2024, the noteholders agreed to extend the due date of the loans through December 31, 2024 under the same terms and conditions as the original note and in April 2025 have agreed to further extend the notes through June 30, 2025. The Company has accrued interest on the notes at the default interest rate of 18% per annum from November 24, 2023 through March 31, 2025; has adjusted the conversion price to $0.01 per share.

(ii) In November 2024, the Company entered into a financing agreement with a shareholder. Under the agreement, the Company issued an unsecured convertible promissory note in the amount of $5,000, due six months from date of issuance with accrued interest at the rate of 12% per annum, compounded annually. The note and accrued interest are convertible at the option of the holder at any time into restricted shares of the Company’s common stock at a fixed conversion price of $0.01 per share. At March 31, 2025, the Company recorded accrued interest of $242 on the outstanding principal balance of $5,000.

Note 7 – Related Party Transactions

The Company’s Chief Executive Officer has advanced $98,400 to the Company for working capital and operating purposes, of which $40,000 was advanced during the nine months ended March 31, 2025. The advances are non-interest bearing and are repayable on demand. At March 31, 2025 and June 30, 2024, the Company recorded a current liability to the officer of $98,400 and $58,400, respectively. The Company has recorded imputed interest on the advances at a rate of 10% for the nine month periods ended March 31, 2025 and 2024 in the amounts of $5,701 and $3,515, respectively.

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

As discussed in Note 6, in November 2020, the Company entered into convertible debt financing agreements with two individuals, its CEO and a shareholder, for aggregate borrowings of $65,000; and in October 2024, entered into a convertible debt financing agreement with the shareholder, for borrowing of $5,000.

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

Note 8- Commitments and Contingencies

At March 31, 2025 there were no legal proceedings against the Company.

Note 9 – Subsequent Events

The Company has analyzed its operations subsequent to March 31, 2025, through the date these financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition for the nine and three months ended March 31, 2025 and 2024. This MD&A should be read in conjunction with our audited financial statements as of June 30, 2024.

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

We are a start-up company with no revenues from operations. Notwithstanding our successful raise of $2,076,158, net of offering costs, in equity capital and the receipt of $246,750, net of financing costs, from debt issuances during the period from inception to March 31, 2025 there is substantial doubt that we can continue as an on-going business for the next twelve months without a significant infusion of capital or entering into a business combination transaction. We do not anticipate that we will generate revenues from our research and development activities related to our drug development projects in the near future, due to the protracted revenue model of pursuing pharmaceutical drug development in accordance with the pathway set forth by the FDA. The Company had to cease research and development activities due to the lack of sufficient working capital. While management continues its efforts to raise additional capital for the Company, it is also seeking merger or other business combination or restructuring opportunities.

Results of Operations for the three months ended March 31, 2025 as compared to March 31, 2024

Net loss for the three months ended March 31, 2025 was $30,092, a decrease in loss of $23,071 from the net loss of $53,163 reported for the three months ended March 31, 2024.

General and administrative expenses decreased by $4,322 in 2025 as compared to the comparable 2024 period and consisted predominately of costs and expenses associated with the Company’s maintaining its public company status.

During the three months ended March 31, 2025 and 2024, the Company incurred $4,363 and $26,978, respectively, for discount related to the convertible debt financings. The amount for the 2024 period included the recognition of $20,800 for the Beneficial Conversion Feature of the repriced conversion rate for related party convertible debt during the 2024 period. Interest expense for the three months ended March 31, 2025 was $11,429, and included imputed interest for non-interest bearing advances from an officer of the Company of $2,267. Interest expense for the three months ended March 31, 2024 was $10,238, and included imputed interest for non-interest bearing advances from an officer of the Company of $1,265.

There were no research and development costs for the periods ended March 31, 2025 and 2024 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $9,340 for the three months ended March 31, 2025 increased by $2,675 from $6,665 for the period ended March 31, 2024. Fees for the 2025 and 2024 periods consisted of legal fees for securities related matters and fees for auditor quarterly review and other required tax and regulatory.

During the three months ended March 31, 2024, the Company issued 2,200,000 shares of common stock (valued at $13,485) to a non-related lender as consideration for a convertible loan in the face amount of $24,444.

At March 31, 2025 and June 30, 2024, the Company had outstanding convertible notes in the principal amounts of $70,000 and $65,000, respectively, to its CEO and a shareholder; and convertible notes to Quick Capital in the face amounts of $207,120 and $194,898, respectively.

Results of Operations for the nine months ended March 31, 2025 as compared to March 31, 2024

Net loss for the nine months ended March 31, 2025 was $101,568, a decrease in loss of $51,031 from the net loss of $152,599 reported for the nine months ended March 31, 2024.

General and administrative costs were $15,997 for the nine months ended March 31, 2025, consisting solely of operating expenses to maintain the Company’s status as a public reporting entity. In comparison, general and administrative costs of $63,548 for the nine months ended March 31, 2024 includes $35,000 as the value of non-cash stock-based compensation costs for common shares issued to the Company’s officers.

General and administrative expenses, exclusive of non-cash compensation costs, were consistent during the 2025 and 2024 periods, and consisted predominately of costs and expenses associated with the Company’s maintaining its public company status.

During the nine months ended March 31, 2025 and 2024, the Company incurred $14,721 and $35,941, respectively, for discount related to the convertible debt financings. The amount for the 2024 period included the recognition of $20,800 for the Beneficial Conversion Feature of the repriced conversion rate for related party convertible debt during the 2024 period. Interest expense for the nine months ended March 31, 2025 was $32,810, and included imputed interest for non-interest bearing advances from an officer of the Company of $5,701. Interest expense for the nine months ended March 31, 2024 was $25,280, and included imputed interest for non-interest bearing advances from an officer of the Company of $3,515.

There were no research and development costs for the periods ended March 31, 2025 and 2024 due to the Company’s limited financial resources and availability of research personnel.

Professional fees of $38,040 for the nine months ended March 31, 2025 increased by $10,210 from $27,830 for the comparable 2024 period. Fees for the 2025 and 2024 periods consisted of legal fees for securities related matters and fees for annual audit and quarterly auditor reviews and other required tax and regulatory.

During the nine months ended March 31, 2025, the Company issued 300,000 shares of common stock (valued at $6,600) to a non-related lender as consideration for a convertible loan in the face amount of $12,222. During the nine months ended March 31, 2024, the Company issued 1,250,000 shares of common stock to three officers for services rendered to the Company; and issued 2,200,000 shares of common stock (valued at $13,485) to a non-related lender as consideration for a convertible loan in the face amount of $24,444.

At March 31, 2025 and June 30, 2024, the Company had outstanding convertible notes in the principal amounts of $70,000 and $65,000, respectively, to its CEO and a shareholder; and convertible notes to Quick Capital in the face amounts of $207,120 and $194,898, respectively.

Liquidity and Capital Resources

At March 31, 2025 we had a working capital deficit of $450,516 and cash of $8,285, as compared to a working capital deficit of $361,249 and cash of $4,183 at June 30, 2024. The decrease in working capital was due primarily to the utilization of existing cash for operating activities during the nine months ended March 31, 2025. Substantially all available funds were being utilized solely for maintaining corporate operations as a public company. We used $50,898 of cash for operating activities during the nine months ended March 31, 2025, and received cash from financing activities of $55,000 during the period.

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

During the nine months ended March 31, 2025, the Company’s Chief Executive Officer advanced $40,000 to the Company for working capital and operating purposes. The advance is non-interest bearing and is repayable upon demand.

Availability of Additional Capital

Notwithstanding our success in raising gross proceeds of $2.1 million from the private sale of equity securities through March 31, 2025, and the completion of a debt financing agreement resulting in the receipt of $246,750 net proceeds, there can be no assurance that we will continue to be successful in raising additional funds through equity capital and/or debt financings and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. We estimate that we will require at a minimum $40,000 just to maintain our existence as a public company for the remainder of the current fiscal year.

Any additional equity financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common Stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs.

Capital Expenditure Plan During the Next Twelve Months

Through March 31, 2025, we raised approximately $2.1 million in equity capital (including exercised warrants) and $246,750, net, in debt financings, and we may be expected to require a minimum of $40,000 in capital during the remainder of the current fiscal year to continue our existence as a public company. There can be no assurance that we will continue to be successful in raising capital in sufficient amounts and/or at terms and conditions satisfactory to the Company. Any revenues are expected to come from our drug development projects, which will take several years if successful. As a result, we will continue to incur operating losses unless and until we have obtained regulatory approval with respect to one of our drug development projects and commence to generate sufficient cash flow to meet our operating expenses. There can be no assurance that we will obtain regulatory approval and the market will adopt our future drugs. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market our drugs after obtaining regulatory approval, our financial condition and results of operations will be materially and adversely affected. Accordingly, while management continues its efforts to raise additional capital for the Company, it is also seeking a merger or other business combination or restructuring opportunities.

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

Off-Balance Sheet Arrangements

At March 31, 2025 and June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements as of March 31, 2025 and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of March 31, 2025, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. We did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Regulation S-K Number	Document
3.1	Certificate of Incorporation (1)
3.2	Certificate of Merger (1)
3.3	Certificate of Amendment to Certificate of Incorporation (1)
3.4	Certificate of Amendment to Certificate of Incorporation (2)
3.5	Certificate of Amendment to Certificate of Incorporation (3)
3.6	Bylaws (1)
10.1	2017 Stock Incentive Plan (2)
10.2	Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. (2)
10.3	2018 Equity Incentive Plan (2)
10.4	First Amendment to Exclusive License Agreement between the Company and Accu-Break Pharmaceuticals, Inc. dated September 18, 2018 (3)
10.5	Demand Convertible Promissory Note dated June 11, 2020 to Richard Greenberg (4)
10.6	Convertible Promissory Note and Warrants dated November 24, 2020 to Richard Greenberg (5)
10.7	Note Purchase Agreement dated January 18, 2022 between the Company and Quick Capital, LLC (6)
10.8	Convertible Promissory Note dated January 18, 2022 issued to Quick Capital, LLC (6)
10.9	Common Stock Purchase Warrant dated January 18, 2022 issued to Quick Capital, LLC (6)
10.10	Amendment and Extension of Note Purchase Agreement dated May 8, 2023 (7)
10.11	Note Purchase Agreement dated February 14, 2024 between the Company and Quick Capital, LLC (8)
10.12	Convertible Promissory Note dated February 14, 2024 issued to Quick Capital, LLC (8)
10.13	Amendment and Second Extension of Note Purchase Agreement between the Company and Richard Greenberg dated February 29, 2024 (8)
10.14	Note Purchase Agreement dated October 3, 2024 between the Company and Quick Capital, LLC (9)
10.15	Convertible Promissory Note dated October 3, 2024 issued to Quick Capital, LLC (9)
10.16	Convertible Promissory Note dated November 4, 2024 issued to Alain Bankier (10)
10.17	Amendment and Third Extension of Note Purchase Agreement between the Company and Richard Greenberg dated November 9, 2024 (10)
31.1	Rule 13a-14(a) Certification of Richard Greenberg
31.2	Rule 13a-14(a) Certification of Evan L. Wasoff
32.1	Certification of Richard Greenberg Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Evan L. Wasoff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Nexien BioPharma, Inc. for the quarterly period ended March 31, 2025, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) Statements of Stockholders’ (Deficit), (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements (11)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed as an exhibit to the registration statement on Form 10 filed November 14, 2014.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2018.
(3)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2018.
(4)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2020.
(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 11, 2021.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed January 21, 2022.
(7)	Filed as an exhibit to the Annual Report on Form 10-K filed September 28, 2023.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed May 15, 2024.
(9)	Filed as an exhibit to the Annual Report on Form 10-K filed October 22, 2024.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q filed February 14, 2025.
(11)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIEN BIOPHARMA, INC.

Dated: May 14, 2025	By:	/s/ Richard Greenberg
Richard Greenberg, Chief Executive Officer

	By:	/s/ Evan L. Wasoff
Evan L. Wasoff, Chief Financial Officer

